Form 10-Q
period 1995-02-28
MICRO BIO MEDICS INC
filed 1995-04-12
CIK 318251

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended February 28, 1995

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to________

Commission File Number: 0-12665
- -------------------------------

                        MICRO BIO-MEDICS, INC.
    ----------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

      New York                            13-2692560
- ----------------------------------------------------------------------
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

846 Pelham Parkway
- ----------------------
Pelham Manor, New York                                           10803
- ----------------------                                         -------
(Address of principal executive offices)                    (Zip Code)

 Registrant's telephone number,
including area code                                   (914) 738-8400
                                                      ---------------


- --------------------------------------------------------------------
         (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X     No
                              ----      ----

The number of shares of Registrant's Common Stock, par value $.03 per share outstanding as of April 7, 1995 was 3,640,874.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED FEBRUARY 28, 1995

                                      INDEX

                                                                   Page
                                                                  Number
                                                                  ------
Part I Financial Information

   Item 1. Financial Information
           Consolidated Statements of Operations -
           Three Months Ended February 28, 1995 (Unaudited)
           and 1994 (Unaudited)                                      3

           Consolidated Balance Sheets -
           February 28, 1995 (Unaudited) and November 30, 1994      4-5

           Consolidated Statements of Cash Flows
           Three Months Ended February 28, 1995 (Unaudited)
           and 1994 (Unaudited)                                     6-7

           Notes to Consolidated Financial Statements (Unaudited)    8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-10


Part II                                                            11-12

Signature Page                                                      13

                    MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  ( UNAUDITED )



                                             Three Months Ended
                                         --------------------------
                                         February 28, February 28,
                                              1995         1994
                                           -----------  -----------
NET SALES                                 $24,868,640  $28,243,546
COST OF GOODS SOLD                         19,704,509   22,505,522
                                         -------------------------
GROSS PROFIT                                5,164,131    5,738,024
                                         -------------------------
OPERATING EXPENSES
  Selling, shipping and warehouse           3,399,879    3,218,788
  General and administrative                1,836,359    2,042,009
  Interest and financing costs
    (net of interest income of $ 55,067
    in 1995, $ 52,851 in 1994)                311,871      208,676
                                         -------------------------
   Total operating expenses                 5,548,109    5,469,473
                                         -------------------------
INCOME (LOSS) BEFORE INCOME TAXES         (   383,978)     268,551

PROVISION (BENEFIT) FOR INCOME TAXES      (   161,300)      97,700
                                         -------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                         (   222,678)     170,851

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
FOR INCOME TAXES PRIOR TO 1994                         (    60,000)
                                         -------------------------
NET INCOME (LOSS)                         (  $222,678)    $110,851
                                         =========================
EARNINGS (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE

BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                           $ (.06)      $  .04

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
FOR INCOME TAXES PRIOR TO 1994                             (.01)
                                         -------------------------
                                            $ (.06)      $  .03
                                         =========================
NUMBER OF SHARES USED IN
COMPUTING EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE                 3,602,240    4,821,292
                                         =========================

DIVIDENDS PER COMMON SHARE                    None         None
                                         ============ ============


The notes to financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                       ASSETS




                                               February 28,
                                                     1995     November 30,
                                                (UNAUDITED)        1994
                                                 ----------    ----------
CURRENT ASSETS
   Cash                                          $2,062,817    $3,333,345
   Accounts receivable, less allowance for
     doubtful accounts, of $667,350 in February
     1995 and $650,000 in November 1994          23,415,498    26,780,044
   Inventory                                     15,303,303    15,449,465
   Deferred income taxes                            518,362       518,362
   Prepaid expenses and other current assets      1,212,258       771,026
                                               ------------  ------------
        Total current assets                     42,512,238    46,852,242

PROPERTY, PLANT AND EQUIPMENT - at cost
  net of accumulated depreciation and
  amortization of $3,062,003 at February 1995
  and $2,852,004 at November 1994                 3,287,697     3,453,607

INTANGIBLE ASSETS - net of accumulated
  amortization of $794,471 at February 1995
  and $769,088 at November 1994                   3,870,002     3,793,654

OTHER ASSETS                                        151,958       361,584
                                               ------------  ------------
                                                $49,821,895   $54,461,087
                                               ============  ============

The notes to financial statements are made a part hereof.

                        MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                          LIABILITIES AND STOCKHOLDERS' EQUITY



                                            February 28,
                                                1995     November 30,
                                             (UNAUDITED)       1994
                                            ------------  ------------
CURRENT LIABILITIES:
  Current maturities of
   long term debt                               $492,970      $437,970
  Accounts payable                            10,227,041    13,760,015
  Accrued expenses and
    sundry liabilities                         1,205,060     1,581,341
  Due to seller                                  808,876       931,466
                                            ------------  ------------
         Total current liabilities            12,733,947    16,710,792



LONG-TERM DEBT, net of
   current maturities                         18,801,979    19,381,239


DEFERRED INCOME TAXES                            302,000       302,000
                                            ------------  ------------
        Total Liabilities                     31,837,926    36,394,031
                                            ------------  ------------

STOCKHOLDERS' EQUITY    ( Note D)
   Preferred stock $ 1.00 par value
     Authorized-1,000,000 shares
     no shares issued                             -             -
   Common stock $.03 par value
     Authorized - 7,000,000 shares
     Issued     - 3,627,252 in February 1995
                - 3,595,409 in November 1994     108,817       107,862
Capital in excess of par value                10,666,188    10,527,552
Retained earnings                              7,210,128     7,432,806
Less: Cost of 1,167 shares of common
        stock in treasury                    (     1,164)  (     1,164)
                                            ------------- ------------
     Total stockholders' equity               17,983,969    18,067,056
                                            ------------- ------------
                                             $49,821,895   $54,461,087
                                            ============= ============


The notes to financial statements are made a part hereof.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                             Three Months Ended
                                              February, 28
                                          ------------  ------------
                                               1995          1994
                                          ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ( loss )                        (  $222,678)     $110,851
                                          ------------  -----------
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
Expenses not requiring the use of cash:
     Cumulative effect of accounting change
       income taxes prior to 1994                             60,000
     Depreciation and amortization             235,382       196,327
     Provision for losses on
       accounts receivable                      17,350   (   171,282)
     Exercise of employee stock options                       46,124
     Changes in assets and liabilities,
       net of effect of asset acquisitions
     Accounts receivable                     3,347,196     1,776,154
     Inventory                                 146,162   ( 1,458,851)
     Prepaid expenses and other current
       assets                              (   441,232)  (   672,474)
     Other assets                              209,626        39,989
     Deferred income taxes                               (     5,000)
     Accounts payable                      ( 3,532,974)    4,739,671
     Accrued expenses and sundry
       liabilities                         (   376,281)      658,458
     Due to seller                         (   122,590)       43,133
     Income taxes payable                                     11,500
                                          ------------  ------------
                                           (   517,361)    5,263,749
                                          ------------  ------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                    (   740,039)    5,374,600
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants         32,460
     Exercise of employee stock options        107,131
     Additional costs of stock offering                  (    45,504)
     Net borrowings (repayments) under
        revolving loan agreements          (   400,000)  ( 5,124,694)
     Repayment of long-term debt           (   124,260)  (   101,950)
                                          ------------  ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                     (   384,669)  ( 5,272,148)
                                          ------------  ------------





The notes to financial statements are made a part hereof

                          MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (CONTINUED)






CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                  (   145,820)  (   518,295)
                                          ------------  ------------
NET CASH USED IN
        INVESTING ACTIVITIES               (   145,820)  (   518,295)
                                          ------------  ------------

NET INCREASE ( DECREASE ) IN CASH          ( 1,270,528)  (   415,843)



CASH-beginning of year                       3,333,345     2,484,015
                                          ------------  ------------
CASH-end of year                            $2,062,817    $2,068,172
                                          ============  ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                $366,938      $261,527
                                          ============  ============
      Income taxes                             $48,060       $68,052
                                          ============  ============


BUSINESS ACQUIRED FOR ISSUANCE OF
   LONG TERM DEBT which is not reflected
   in the above statement                                $16,483,442
                                                        =============




The notes to financial statements are made part hereof.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           NOTES TO FORM 10-Q
                            FEBRUARY 28, 1995
                               (UNAUDITED)

NOTE A

     The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at November 30, 1994, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

NOTE B

     The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE C - ACQUISITION

     Effective March 27, 1995, the Company acquired certain assets and customer accounts of Mid County Medical Supply Co., Inc., a distributor of physician and hospital supplies for approximately $500,000. The purchase price was allocated based upon the fair market value of the assets at the date of acquisition.

NOTE D - EARNINGS (LOSS) PER SHARE

     Loss per share for the three month period ended February 28, 1995 was computed based upon the weighted average number of common shares outstanding as using outstanding options and warrants would be anti-dilutive. Earnings per share for the three month period ended February 28, 1994 was computed based upon the Modified Treasury Stock Method.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                            FEBRUARY 28, 1995
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three months ended February 28, 1995 net sales decreased 12% from the prior year. The decrease in net sales resulted from our downsizing of unprofitable divisions acquired from Clark Surgical Corp. during the prior year. For the three months ended February 28, 1995, the introduction of new products, changing prices and inflation had no material impact on the Company's operations.

OPERATING EXPENSES

Gross Profit expressed as a percent of net sales increased from 20.3% to 20.8% for the three month period ended February 28, 1995 due to changes in the product mix. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales increased 2.5% for the three months ended February 28, 1995 when compared to the prior period.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)

Interest expense net of interest income expressed as a percent of net sales increased .5% for the three months ended February 28, 1995 when compared to the prior period as a result of increases in the interest rates charged by financial institutions.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                            FEBRUARY 28, 1995
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended February 28, 1995 the Company continued to meet its cash needs via cash flow from operations and borrowings. During the three months ended February 28, 1995 and 1994 the Company had an average of approximately $10,300,000 and $12,100,000, respectively, of unused credit lines available each month over its normal operating requirements.

For the three months ended February 28, 1995, the Company used cash from operating activities. The decrease in accounts payable and accrued expenses over and above the decrease in accounts receivable and inventory contributed to the Company's use of cash. For the three months ended February 28, 1994, the Company generated cash from operating activities. The decrease in accounts receivable and the increase in accounts payable over and above the increase in inventory and prepaid expenses contributed to the Company's use of cash. During the three months ended February 28, 1995 and February 28, 1994, the Company's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement.

Management believes that its working capital of approximately $29,800,000 at February 28, 1995 provides sufficient liquidity for its short and long term requirements and that the Company's long term liquidity is not materially effected by any restrictive covenants contained in the Company's Revolving Credit Agreement. Further, Management believes that the Company should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides the Company with the resources it reasonably expects to require to meet its cash commitments through fiscal 1995.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           NOTES TO FORM 10-Q
                            FEBRUARY 28, 1995
                               (UNAUDITED)


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits - Earnings per share

         b. No report on Form 8-K was required to be filed by Registrant during the quarter ended February 28, 1995.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                FORM 10-Q
                            FEBRUARY 28, 1995
                               (UNAUDITED)

EXHIBIT 11

     COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                               Three Months Ended
                                                   February 28,
                                               ------------------
                                                  1995      1994
                                                 ------    ------
EARNINGS

(Loss) income before cumulative effect
   of accounting change                      ($ 222,678)  $ 170,851

MODIFIED TREASURY STOCK METHOD

Incremental income                                           14,269
                                            -----------  ----------
Adjusted income before cumulative effect
  of accounting change                       ($ 222,678)  $ 185,120
                                            ===========  ==========
SHARES

Weighted average number of
  common shares outstanding                   3,602,240   3,537,290

Additional shares assuming conversion of:
  Stock options and warrants utilizing the
  modified treasury stock method                          1,284,002
                                              ---------  ----------
Number of common and common
  equivalent shares                           3,602,240   4,821,292
                                              =========  ==========
(Loss) Earnings per common and common
  equivalent share

Before cumulative effect of
  accounting change                               ($.06)       $.04

Cumulative effect of accounting change
  for income taxes prior to 1994                    __         (.01)
                                              ---------    --------
(Loss) Earnings per common and common
  equivalent share                                ($.06)       $.03
                                              =========    ========

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     MICRO BIO-MEDICS, INC.
                     ----------------------
                     Registrant





     Date:  April 11, 1995                       /s/ Bruce J. Haber
            ------------------                   ---------------------
                                                 Bruce J. Haber President
                                                 and Chief Executive
                                                 Officer





     Date:  April 11, 1995                       /s/ Gary L. Butler
            ------------------                   ---------------------
                                                 Gary L. Butler
                                                 Treasurer and Chief
                                                 Financial and Accounting
                                                 Officer