Form 10-Q/A
period 1995-02-28
MICRO BIO MEDICS INC
filed 1995-05-19
CIK 318251

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10Q/A

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

         a. Exhibit 11 - Earnings per share

            Exhibit 27 - Financial Data Schedule

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





     Date:     May 19, 1995                      /s/ Bruce J. Haber
            ------------------                   ---------------------
                                                 Bruce J. Haber President
                                                 and Chief Executive
                                                 Officer





     Date:     May 19, 1995                      /s/ Gary L. Butler
            ------------------                   ---------------------
                                                 Gary L. Butler
                                                 Treasurer and Chief
                                                 Financial and Accounting
                                                 Officer