Form 10-Q
period 1995-05-31
MICRO BIO MEDICS INC
filed 1995-07-13
CIK 318251

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended May 31, 1995

                                   OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

           For the transition period from ________ to________

Commission File Number: 0-12665
_______________________________

                         MICRO BIO-MEDICS, INC.
    __________________________________________________________
         (Exact name of Registrant as specified in its charter)

      New York                                   13-2692560
________________________________________________________________________________
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

846 Pelham Parkway
______________________
Pelham Manor, New York

                                                               10803
______________________                                         ______
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
including area code                                   (914) 738-8400
                                                      _______________

                             Not Applicable
_____________________________________________________________________
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X     No
                              ____      ____

The number of shares of Registrant's Common Stock, par value $.03 per share outstanding as of June 26, 1995 was 3,674,243.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTER ENDED MAY 31, 1995


                                  INDEX


                                                                 Page
                                                                Number
                                                                ------

Part I Financial Information

   Item 1. Financial Information
           Consolidated Statements of Operations -
           Six Months and Three Months Ended May 31, 1995
           (Unaudited) and 1994 (Unaudited)                          3

           Consolidated Balance Sheets -
           May 31, 1995 (Unaudited) and November 30, 1994           4-5


           Consolidated Statements of Cash Flows
           Six Months Ended May 31, 1995 (Unaudited)
           and 1994 (Unaudited)                                     6-7

           Notes to Consolidated Financial Statements (Unaudited)    8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-10



Part II                                                             11-14

Signature Page                                                       15

                    MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  ( UNAUDITED )



                                             Six Months Ended        Three Months Ended
                                               May 31, 1995             May 31, 1995
                                           ------------------------  ------------------------
                                              1995         1994         1995         1994
                                           -----------  -----------  -----------  -----------
NET SALES                                 $52,957,943  $58,490,269  $28,089,303  $30,246,723
COST OF GOODS SOLD                         41,892,740   46,359,788   22,188,231   23,854,266
                                           -----------  -----------  -----------  -----------
GROSS PROFIT                               11,065,203   12,130,481    5,901,072    6,392,457
                                           -----------  -----------  -----------  -----------
OPERATING EXPENSES
  Selling, shipping and warehouse           7,112,659    6,865,285    3,712,780    3,646,497
  General and administrative                3,664,158    3,980,674    1,827,799    1,938,665
  Interest and financing costs
    (net of interest income of $ 81,420
    in 1995, $ 83,766 in 1994)                670,298      459,515      358,427      250,839
                                           -----------  -----------  -----------  -----------
   Total operating expenses                11,447,115   11,305,474    5,899,006    5,836,001
                                           -----------  -----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES         (   381,912)     825,007        2,066      556,456

PROVISION (BENEFIT) FOR INCOME TAXES      (   160,400)     346,000          900      248,300
                                           -----------  -----------  -----------  -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                      (   221,512)     479,007        1,166      308,156

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
FOR INCOME TAXES PRIOR TO 1994                         (    60,000)
                                           -----------  -----------  -----------  -----------
NET INCOME (LOSS)                         (  $221,512)    $419,007       $1,166     $308,156
                                           ===========  ===========  ===========  ===========
EARNINGS (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE

BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                           $ (.06)      $  .11       $  .00       $  .07

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
FOR INCOME TAXES PRIOR TO 1994                             (.01)
                                           -----------  -----------  -----------  -----------
                                            $ (.06)      $  .10       $  .00       $  .07
                                           ===========  ===========  ===========  ===========
NUMBER OF SHARES USED IN
COMPUTING EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE                 3,622,067    4,845,953    3,641,895    4,870,613
                                           ===========  ===========  ===========  ===========

DIVIDENDS PER COMMON SHARE                    None         None         None         None
                                           ===========  ===========  ===========  ===========




The notes to financial statements are made a part hereof.

                        MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS



                                       ASSETS



                                                    May 31,
                                                    1995      November 30,
                                                 (UNAUDITED)      1994
                                                 ----------    ----------
CURRENT ASSETS
   Cash                                          $1,559,631    $3,333,345
   Accounts receivable, less allowance for
     doubtful accounts, of $682,192 in May
     1995 and $650,000 in November 1994          23,587,407    26,780,044
   Inventory                                     14,882,235    15,449,465
   Deferred income taxes                            518,362       518,362
   Prepaid expenses and other current assets      1,044,356       771,026
                                               ------------  ------------
        Total current assets                     41,591,991    46,852,242

PROPERTY, PLANT AND EQUIPMENT - at cost
  net of accumulated depreciation and
  amortization of $3,272,003 at May 1995
  and $2,852,004 at November 1994                 3,147,446     3,453,607

INTANGIBLE ASSETS - net of accumulated
  amortization of $843,071 at May 1995
  and $769,088 at November 1994                   4,242,680     3,793,654

OTHER ASSETS                                        161,904       361,584

                                               ------------  ------------
                                                $49,144,021   $54,461,087
                                               ============  ============





The notes to financial statements are made a part hereof.

                        MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS



                          LIABILITIES AND STOCKHOLDERS' EQUITY



                                                 May 31,
                                                 1995      November 30,
                                              (UNAUDITED)      1994
                                             ------------  ------------
CURRENT LIABILITIES:
   Current maturities of
     long term debt                             $391,742      $437,970
   Accounts payable                            9,937,307    13,760,015
   Accrued expenses and
     sundry liabilities                          977,522     1,581,341
   Due to seller                                 829,638       931,466
                                            ------------  ------------

         Total current liabilities            12,136,209    16,710,792


LONG-TERM DEBT, net of
    current maturities                        18,485,880    19,381,239

DEFERRED INCOME TAXES                            302,000       302,000
                                            ------------  ------------
        Total Liabilities                     30,924,089    36,394,031
                                            ------------  ------------


STOCKHOLDERS' EQUITY
   Preferred stock $ 1.00 par value
     Authorized-1,000,000 shares
     no shares issued                             -             -
   Common stock $.03 par value
     Authorized - 7,000,000 shares
     Issued     - 3,667,781 in May 1995
                - 3,595,409 in November 1994     110,033       107,862
Capital in excess of par value                10,899,769    10,527,552
Retained earnings                              7,211,294     7,432,806
Less: Cost of 1,167 shares of common
        stock in treasury                    (     1,164)  (     1,164)
                                            ------------- ------------
     Total stockholders' equity               18,219,932    18,067,056
                                            ------------- ------------
                                             $49,144,021   $54,461,087
                                            ============= ============


The notes to financial statements are made a part hereof.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                               Six Months Ended
                                                   May 31,
                                          --------------------------
                                               1995          1994
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income ( Loss )                        (  $221,512)     $419,007
                                          ------------  -----------
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Expenses not requiring the use of cash:
     Cumulative effect of accounting change
       income taxes prior to 1994                             60,000
     Depreciation and amortization             493,982       393,487
     Provision for losses on
       accounts receivable                      32,192   (   168,011)
   Changes in assets and liabilities,
    net of effect of asset acquisitions
     Due to seller                         (   101,828)  (    26,866)
     Accounts receivable                     3,160,445       580,588
     Inventory                                 567,230   (   301,140)
     Prepaid expenses and other current
       assets                              (   273,330)  (   315,075)
     Other assets                              199,680        47,102
     Deferred income taxes                               (   235,268)
     Accounts payable                      ( 3,822,708)    4,051,163
     Accrued expenses and sundry
       liabilities                         (   603,819)  (   147,682)
                                          ------------  ------------
                                           (   348,156)    3,938,298
                                          ------------  ------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                    (   569,668)    4,357,305
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants        216,033           288
     Exercise of employee stock options        158,355        28,471
     Net borrowings (repayments) under
        revolving loan agreements          (   650,000)  ( 4,874,694)
     Repayment of long-term debt           (   291,587)  (   202,068)
                                          ------------  ------------
NET CASH (USED IN)
  FINANCING ACTIVITIES                     (   567,199)  ( 5,048,003)
                                          ------------  ------------

The notes to financial statements are made a part hereof

                          MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (CONTINUED)



CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                  (   636,847)  (   763,831)
                                          ------------  ------------
NET CASH ( USED IN )
        INVESTING ACTIVITIES               (   636,847)  (   763,831)
                                          ------------  ------------

NET ( DECREASE ) IN CASH                   ( 1,773,714)  ( 1,454,529)



CASH-beginning of year                       3,333,345     2,484,015
                                          ------------  ------------
CASH-end of year                            $1,559,631    $1,029,486
                                          ============  ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                $751,718      $543,281
                                          ============  ============
      Income taxes                              48,175      $516,154
                                          ============  ============


BUSINESS ACQUIRED FOR ISSUANCE OF
   LONG TERM DEBT which is not reflected
   in the above statement                                $16,483,442
                                                        =============



The notes to financial statements are made part hereof.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           NOTES TO FORM 10-Q
                              MAY 31, 1995
                               (UNAUDITED)

NOTE A

     The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at November 30, 1994, included in its annual report on Form 10-K. Such statements should be read in conjuction with the data herein.


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

NOTE D - EARNINGS (LOSS) PER SHARE

     Loss per share for the six months and earnings per share for the three months ended May 31, 1995 were computed based upon the weighted average number of common shares outstanding as using outstanding options and warrants would be anti-dilutive. Earnings per share for the six months and three months ended May 31, 1994 were computed based upon the Modified Treasury Stock Method.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                              MAY 31, 1995
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the six months ended May 31, 1995 net sales decreased 9.5% as compared with the prior year. For the three months ended May 31, 1995 net sales decreased 7.1% as compared with the prior year. The decrease in net sales resulted from our downsizing of unprofitable divisions acquired from Clark Surgical Corp. during the prior year. For the three months and six months ended May 31, 1995 and 1994, the introduction of new products, changing prices and inflation had no material impact on the Company's operations.

GROSS PROFIT/OPERATING EXPENSES

Gross Profit expressed as a percent of net sales increased from 20.7% to 20.9% for the six month period ended May 31, 1995 and decreased from 21.1% to 21% for the three month period ended May 31, 1995 when compared to the prior period due to changes in the product mix. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales increased 1.8% for the six months ended May 31, 1995 and increased 1.2% for the three months ended May 31, 1995 when compared to the prior period.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)

Interest expense net of interest income expressed as a percent of net sales increased .5% for the six months and three months ended May 31, 1995 when compared to the prior period as a result of increases in the interest rates charged by financial institutions.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                              MAY 31, 1995
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended May 31, 1995 and 1994 the Company continued to meet its cash needs via cash flow from operations and borrowings. During the first six months of fiscal 1995 and fiscal 1994, the company had an average of approximately $9,700,000 and $12,000,000, respectively, of unused credit lines available each month over its normal operating requirements.

For the six months ended May 31, 1995, the Company used cash from operating activities. The decrease in accounts payable and accrued expenses over and above the decrease in accounts receivable and inventory contributed to the Company's use of cash. For the six months ended May 31, 1994, the Company generated cash from operating activities. The decrease in accounts receivable and the increase in accounts payable over and above the increase in inventory and prepaid expenses contributed to the Company's generation of cash. During the six months ended May 31, 1995 and 1994 the Company's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement.

Management believes that its working capital of approximately $29,500,000 at May 31, 1995 provides sufficient liquidity for its short and long-term requirements and that the Company's long-term liquidity is not materially effected by any restrictive covenants contained in the Company's Revolving Credit Agreement. Further, Management believes that the Company should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides the Company with the resources it reasonably expects to require to meet its cash commitments through fiscal 1995.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                FORM 10-Q
                              MAY 31, 1995
                               (UNAUDITED)


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 23, 1995, the Company held its annual meeting of stockholders. At the meeting. Bruce J. Haber, Marvin S. Caligor, Renee Steinberg and K. Deane Reade, Jr. were re-elected as directors. Mr. Haber received 3,404,671 shares in favor and 18,502 shares against. Mr. Caligor received 3,404,637 in favor and 18,536 shares against. Mr. Reade received 3,405,505 shares in favor and 17,718 shares against. Mrs. Steinberg received 3,405,455 shares in favor and 17,668 shares against.

     At the annual meeting, the stockholders also approved the resolution which follows with 976,031 shares in favor, 151,054 shares against, 39,222 shares abstained and 2,256,866 shares unvoted.

     RESOLVED, that the following amendments to the Company's 1992 Incentive and Non-Qualified Stock Option Plan be ratified, adopted and approved:

     "The proposed amendments would: (a) increase the number of shares which may be made the subject of options under the 1992 Plan from 850,000 shares to 1,350,000 shares; (b) upon the occurrence of an acquisition event, as defined in the amended Plan, at the election of an optionee, permit each optionee to exercise all or any portion of such optionee's exercisable options by borrowing from the Company, and the Company shall be obligated to loan such optionee, an amount equal to the aggregate exercise price of such options intended to be exercised by such optionee. Such optionee shall use the proceeds of such loan to exercise such options. Such optionee shall issue to the Company a promissory note made by such optionee in a principal amount equal to the amount of such loan. The optionee shall pledge to the Company to secure the repayment of such loan all shares of common stock issued to the optionee upon exercise of options pursuant to this paragraph. At the time of such loan, such loan shall have a rate of interest and such loan and pledge shall have such additional terms and conditions all as determined by the Board or a Committee thereof; (c) upon the occurrence of a change of control as set forth in clause (iv) of the definition thereof contained in paragraph 2 of the 1992 Plan, or upon the occurrence of a change in control as set forth in clause (i), (ii) or (iii) of the definition thereof contained in paragraph 2 of the 1992 Plan, which change of control is not approved by a vote of at least eighty percent (80%) of the directors that constitute the Board immediately prior to the occurrence of such change of control, terminate all options as of the time immediately prior to the occurrence of such change of control and the respective optionees shall surrender all of their unexercised options for cancellation by the Company and, upon such surrender, the optionee shall receive (1) the cash, securities or other consideration he would have received had he been entitled to exercise, and had he exercised, such option or options immediately

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                FORM 10-Q
                              MAY 31, 1995
                               (UNAUDITED)


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CON'T)


      prior to such change of control and had he disposed of his shares issuable upon such exercise in connection with such change of control (subject to required deductions and withholdings), minus
      (2) an amount of cash or fair market value of securities or other such consideration equal to the exercise price of such option or options surrendered. Proposal (b) and (c) shall not apply to (i) all incentive stock options granted prior to stockholder approval of such proposals, (ii) any non-statutory stock option granted prior to such approval where a written consent is required to be obtained from the optionee whose rights have been adversely affected and such consent is not obtained from the optionee, or
      (iii) any option whatsoever where an event of default would be created under the Company's then existing institutional loan(s) and such event of default is not waived prior to such occurrence or cured pursuant to the terms of said loan agreements."


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K


         a. Exhibit 11 - Earnings per share

            Exhibit 27 - Financial Data Schedule

         b. No report on Form 8-K was required to be filed by Registrant during the three months ended May 31, 1995.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                FORM 10-Q
                              MAY 31, 1995
                               (UNAUDITED)


EXHIBIT 11


     COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

                                        Six Months Ended     Three Months Ended
                                              May 31,              May 31,
                                        _________________    __________________

                                          1995      1994        1995      1994
                                        ______    ______      ______    ______
EARNINGS

Income (loss) before cumulative
  effect of accounting change          $(221,512)  $479,007    $  1,166   $308,156

MODIFIED TREASURY STOCK METHOD

Incremental income                                   47,973                 33,704
                                        ________   ________    ________    _______
Adjusted (loss) income before
cumulative effect of
accounting change                      $(221,512)  $526,980    $  1,166   $341,860
                                        ========   ========    ========   ========
SHARES

Weighted average number of
  common shares outstanding            3,622,067  3,541,652   3,641,895  3,546,013

Additional shares assuming
conversion of stock options
and warrants utilizing the
modified treasury stock
method                                            1,304,301              1,324,600
                                       _________  _________   _________  _________
Number of common and common
  equivalent shares                    3,622,067  4,845,953   3,641,895  4,870,613
                                       =========  =========   =========  =========
Earnings (loss) per common
  and common equivalent share

Before cumulative effect
  of accounting change                    $(.06)     $ .11       $.00       $.07

Cumulative effect of accounting
  change for income taxes
  prior to 1994
                                                      (.01)
                                       ---------  ---------   ---------   -------
Earnings (loss) per common and
  common equivalent share                 $(.06)     $ .10       $.00       $.07
                                       =========  =========   ========= =========

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     MICRO BIO-MEDICS, INC.
                     -----------------------
                     Registrant





     Date:  July 8, 1995                         /s/ Bruce J. Haber
            ------------------                   ------------------------
                                                 Bruce J. Haber President
                                                 and Chief Executive
                                                 Officer





     Date:  July 8, 1995                         /s/ Stuart F. Fleischer
            ------------------                   ------------------------
                                                 Stuart F. Fleischer
                                                 Vice-President - Finance
                                                 and Chief Financial
                                                 Officer