Form 10-Q
period 1995-08-31
MICRO BIO MEDICS INC
filed 1995-10-12
CIK 318251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(X)                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1995

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________

Commission File Number: 0-12665
-------------------------------

                             MICRO BIO-MEDICS, INC.

           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                            13-2692560
          ------------------------------------------------------------
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

846 Pelham Parkway
----------------------
Pelham Manor, New York                                        10803
----------------------                                        -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,
including area code                                   (914) 738-8400
                                                      --------------

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares of Registrant's Common Stock, par value $.03 per share outstanding as of September 30, 1995 was 3,869,163

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 31, 1995

                                      INDEX
                                      _____



                                                                           Page
                                                                          Number
                                                                          ------


Part I Financial Information

   Item 1. Financial Information
           Consolidated Statements of Operations -
           Nine Months and Three Months Ended August 31, 1995
           (Unaudited) and 1994 (Unaudited)                                  3

           Consolidated Balance Sheets -
           August 31, 1995 (Unaudited) and November 30, 1994                4-5

           Consolidated Statements of Cash Flows
           Nine Months Ended August 31, 1995 (Unaudited)
           and 1994 (Unaudited)                                             6-7

           Notes to Consolidated Financial Statements (Unaudited)            8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-10


Part II                                                                     11

Signature Page                                                              12

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                  --------------------------------------------

                                                 Nine Months Ended             Three Months Ended
                                                  August 31, 1995               August 31, 1995
                                            --------------------------------------------------------
                                               1995           1994           1995           1994
                                            -----------    -----------    -----------    -----------
NET SALES                                   $89,585,410    $92,562,689    $36,627,467    $34,072,420
COST OF GOODS SOLD                           70,558,869     72,701,905     28,666,129     26,342,117
                                           ------------   ------------   ------------   ------------
GROSS PROFIT                                 19,026,541     19,860,784      7,961,338      7,730,303
                                           ------------   ------------   ------------   ------------
OPERATING EXPENSES
  Selling, shipping and warehouse            10,926,236     10,726,607      3,813,577      3,861,322
  General and administrative                  5,754,148      6,140,536      2,089,990      2,159,862
  Interest and financing costs
    (net of interest income of $ 124,828
    in 1995, $ 156,481 in 1994)                 975,685        718,945        305,387        259,430
                                           ------------   ------------   ------------   ------------
   Total operating expenses                  17,656,069     17,586,088      6,208,954      6,280,614
                                           ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                    1,370,472      2,274,696      1,752,384      1,449,689

PROVISION FOR INCOME TAXES                      575,600        955,000        736,000        609,000
                                           ------------   ------------   ------------   ------------
INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                              $794,872     $1,319,696     $1,016,384       $840,689

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
FOR INCOME TAXES PRIOR TO 1994                                 (60,000)                        --
                                           ------------   ------------   ------------   ------------
NET INCOME                                     $794,872     $1,259,696     $1,016,384       $840,689
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE

BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                             $  .19         $  .29         $  .21         $ .18

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
FOR INCOME TAXES PRIOR TO 1994                                 (.01)                           --
                                           ------------   ------------   ------------   ------------
                                              $  .19         $  .28         $ .21          $ .18
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
NUMBER OF SHARES USED IN
COMPUTING EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE                   5,086,857      4,894,203      5,111,638      4,990,703
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

DIVIDENDS PER COMMON SHARE                    None            None           None            None
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------


The notes to financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     ---------------------------------------

                                       ASSETS
                                      --------

                                                   August 31,
                                                      1995           November 30,
                                                   (UNAUDITED)           1994
                                                   -----------       ------------
CURRENT ASSETS
   Cash                                            $1,548,081        $3,333,345
   Accounts receivable, less allowance for
     doubtful accounts, of $685,195 in August
     1995 and $650,000 in November 1994            29,283,812        26,780,044
   Inventory                                       13,590,160        15,449,465
   Deferred income taxes                              518,362           518,362
   Prepaid expenses and other current assets          798,290           771,026
                                                  -----------       -----------
        Total current assets                       45,738,705        46,852,242

PROPERTY, PLANT AND EQUIPMENT - at cost
  net of accumulated depreciation and
  amortization of $3,482,003 at August 1995
  and $2,852,004 at November 1994                   3,149,336         3,453,607

INTANGIBLE ASSETS - net of accumulated
  amortization of $891,671 at August 1995
  and $769,088 at November 1994                     4,332,031         3,793,654

OTHER ASSETS                                          164,351           361,584

                                                 ------------      ------------
                                                  $53,384,423       $54,461,087
                                                 ------------      ------------
                                                 ------------      ------------



The notes to financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     ---------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

                                                August 31,
                                                   1995          November 30,
                                                (UNAUDITED)         1994
                                              ----------------  -------------
CURRENT LIABILITIES:
   Current maturities of
     long term debt                               $316,742            $437,970
   Accounts payable                             14,050,919          13,760,015
   Accrued expenses and
     sundry liabilities                          1,608,132           1,581,341
   Due to seller                                   829,638             931,466
                                            --------------         -----------

         Total current liabilities              16,805,431          16,710,792


LONG-TERM DEBT, net of
    current maturities                          16,955,023          19,381,239

DEFERRED INCOME TAXES                              302,000             302,000
                                            --------------         -----------
        Total Liabilities                       34,062,454          36,394,031
                                            --------------         -----------


STOCKHOLDERS' EQUITY
   Preferred stock $ 1.00 par value
     Authorized-1,000,000 shares
     no shares issued                                -                   -
   Common stock $.03 par value
     Authorized - 7,000,000 shares
     Issued     - 3,682,784 in August 1995
                - 3,595,409 in November 1994       110,483             107,862
Capital in excess of par value                  10,985,076          10,527,552
Retained earnings                                8,227,574           7,432,806
Less: Cost of 1,167 shares of common
        stock in treasury                           (1,164)             (1,164)
                                           ---------------         -----------
     Total stockholders' equity                 19,321,969          18,067,056
                                           ---------------         -----------
                                               $53,384,423         $54,461,087
                                           ---------------         -----------
                                           ---------------         -----------


The notes to financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     ---------------------------------------

                                                     Nine Months Ended
                                                        August 31,
                                              -------------------------------
                                                  1995               1994
                                              -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                         $794,872        $1,259,696
                                              -------------      ------------
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Expenses not requiring the use of cash:
     Cumulative effect of accounting change
       income taxes prior to 1994                                      60,000
     Depreciation and amortization                  752,582           590,607
     Provision for losses on
       accounts receivable                           72,000            72,000
   Changes in assets and liabilities,
    net of effect of asset acquisitions
     Due to seller                                 (101,828)          (26,866)
     Accounts receivable                         (2,575,768)       (4,033,857)
     Inventory                                    1,859,305         1,163,415
     Prepaid expenses and other current
       assets                                       (27,264)         (810,772)
     Other assets                                   197,233            45,605
     Accounts payable                               290,904         7,218,515
     Accrued expenses and sundry
       liabilities                                   26,791           474,461
     Income taxes payable                                             146,866
                                              -------------      ------------
                                                    493,955         4,899,974
                                              -------------      ------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                           1,288,827         6,159,670
                                              -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants             280,815             2,538
     Exercise of employee stock options             179,330            55,525
     Net (repayments) under
        revolving loan agreements                (2,150,000)       (3,874,694)
     Proceeds from long term debt                                     202,658
     Repayment of long-term debt                   (397,444)         (252,477)
                                              -------------      ------------
NET CASH (USED IN)
  FINANCING ACTIVITIES                           (2,087,299)       (3,866,450)
                                              -------------      ------------

The notes to financial statements are made a part hereof

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     ---------------------------------------
                                   (CONTINUED)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of business                                                          (661,977)
     Capital expenditures                                            (325,832)     (275,569)
     Purchase of intangibles                                         (660,960)     (868,655)
                                                             ----------------   -----------
NET CASH (USED IN)
        INVESTING ACTIVITIES                                         (986,792)   (1,806,201)
                                                             ----------------   -----------

NET INCREASE (DECREASE) IN CASH                                    (1,785,264)      487,019


CASH-beginning of year                                              3,333,345     2,484,015
                                                             ----------------   -----------
CASH-end of year                                                   $1,548,081    $2,971,034
                                                             ----------------   -----------
                                                             ----------------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                     $1,100,513      $875,426
                                                             ----------------   -----------
                                                             ----------------   -----------
      Income taxes                                                   $356,294      $743,021
                                                             ----------------   -----------
                                                             ----------------   -----------

BUSINESS ACQUIRED FOR ISSUANCE OF
   LONG TERM DEBT which is not reflected
   in the above statement
                                                                                $16,924,760
                                                             ----------------   -----------
                                                             ----------------   -----------

The notes to financial statements are made part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                               NOTES TO FORM 10-Q
                                 AUGUST 31, 1995
                                   (UNAUDITED)
                    -----------------------------------------
NOTE A

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

NOTE C - ACQUISITION

     On March 27, 1995, the Company acquired certain assets and customer accounts of Mid County Medical Supply Co., Inc., a distributor of physician and hospital supplies for approximately $500,000. The purchase price was allocated based upon the fair market value of the assets at the date of acquisition.

NOTE D - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share are based on the weighted average number of common shares and common equivalent shares outstanding during the period. The modified treasury stock method was utilized to calculate the dilutive effect of the options and warrants upon the earnings per share data.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                 AUGUST 31, 1995
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                -------------------------------------------------

RESULTS OF OPERATIONS
---------------------

For the three months ended August 31, 1995 net sales increased 7.5% as compared with the prior year. For the nine months ended August 31, 1995 net sales decreased 3.2%. The increase in net sales for the three months ended August 31, 1995 resulted from our continuing effort to increase market penetration and sales volume to our existing customer base and the addition of new customers. The decrease in net sales for the nine months ended August 31, 1995 resulted in our downsizing of unprofitable divisions acquired from Clark Surgical Corp. during the prior year. During the three months and nine months ended August 31, 1995 and 1994, the introduction of new products, changing prices and inflation had no material impact on the Company's operations.

Net operating income for the three months ended August 31, 1995 was 2.8% of net sales versus 2.5% of net sales in 1994. Net operating income, before the cumulative effect of accounting change, for the nine months ended August 31, 1995 was .9% of net sales versus 1.4% of net sales in 1994.

GROSS PROFIT/OPERATING EXPENSES
-------------------------------

Gross Profit expressed as a percent of net sales decreased from 21.5% to 21.2% for the nine month period ended August 31, 1995 and decreased from 22.7% to 21.7% for the three month period ended August 31, 1995 due to changes in the product mix and increased sales to hospitals. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales increased .4 % for the nine months ended August 31, 1995 and decreased 1.6% for the three months ended August 31, 1995.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)
-----------------------------------------------------

Interest expense net of interest income expressed as a percent of net sales increased .3% for the nine months ended August 31, 1995 and remained constant for the three months ended August 31, 1995, when compared to the prior year, as a result of increases in accounts receivable and increases in the interest rates charged by financial institutions.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                 AUGUST 31, 1995
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                -------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended August 31, 1995 and 1994 the Company continued to meet its cash needs via cash flow from operations and borrowings. During the first nine months of fiscal 1995 and fiscal 1994, the company had an average of approximately $10,500,000 and $12,000,000, respectively, of unused credit lines available each month over its normal operating requirements.

For the nine months ended August 31, 1995, the Company generated cash from operating activities. An increase in accounts payable, a decrease in inventory, an increase in accounts receivable and prepaid expenses and other current assets contributed to the Company's generation of cash. For the nine months ended August 31, 1994, the Company generated cash from operating activities. An increase in accounts payable, a decrease in inventory, an increase in accounts receivable and prepaid expenses and other current assets contributed to the Company's generation of cash. During the nine months ended August 31, 1995 and 1994, the Company's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement. For the nine months ended August 31, 1995 and 1994, the Company used cash in investing activities to make capital expenditures.

Management believes that its working capital of approximately $28,900,000 at August 31, 1995 provides sufficient liquidity for its short and long-term requirements and that the Company's long-term liquidity is not materially effected by any restrictive covenants contained in the Company's Revolving Credit Agreement. Further, Management believes that the Company should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides the Company with the resources it reasonably expects to require to meet its cash commitments through fiscal 1995.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 AUGUST 31, 1995
                                   (UNAUDITED)
                    -----------------------------------------




Item 6 - Exhibits and Reports on Form 8-K
         _________________________________

        a. Exhibit 11 -  Earnings per share

           Exhibit 27 - Financial Data Schedule

        b. No report on Form 8-K was required to be filed by the Company during the quarter ended August 31, 1995.

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





     Date:  September 29, 1995
                                                 /s/ Bruce J. Haber
            ------------------                   ------------------------
                                                 Bruce J. Haber President
                                                 and Chief Executive
                                                 Officer





     Date:  September 29, 1995
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