Form 10-K
period 1995-11-30
MICRO BIO MEDICS INC
filed 1996-02-28
CIK 318251

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

 [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended November 30, 1995
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      For the transition period from       to
                                                     ------   ------

Commission File Number:  0-12665
--------------------------------

                             MICRO BIO-MEDICS, INC.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          New York                                                   13-2692560
-----------------------------                                    ---------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

846 Pelham Parkway
Pelham Manor, New York                                                     10803
-----------------------------                                         ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (914) 738-8400
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.03 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/ .   No   .
                                              ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of February 14, 1996 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 3,652,000 shares of Common Stock, $.03 par value, was approximately $44,742,000 based on the last sale price of 12.25 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of February 14, 1996 was 4,171,383 after giving effect to the issuance of approximately 280,696 shares in connection with a recent acquisition.

     The definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996 to be filed with the Commission not later than March 29, 1996 (i.e. 120 days after the close of the Registrant's fiscal year) has been incorporated by reference in whole or in part for Part III, Items 11, 12 and 13, of the November 30, 1995 Form 10-K.

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     Micro Bio-Medics, Inc. (the "Company" or "MBM") is a New York company which was incorporated in 1971. The Company distributes medical supplies to physicians and hospitals in the New York metropolitan area, as well as to health care professionals in the sports medicine, emergency medicine, school health, industrial safety, government and laboratory markets nationwide. The Company depends upon the continued supply of the products it distributes, however, it does not depend upon any single source. The Company has neither encountered nor does it anticipate any difficulty in obtaining the necessary products. No one customer has accounted for more than 10% of the Company's revenues during the fiscal years ended November 30, 1995, November 30, 1994 and November 30, 1993.

CALIGOR DIVISION

     The Company's Caligor Division is a physician supplier in the New York metropolitan area, serving over 12,000 physicians and laboratories. It also serves local hospitals, nursing homes and industrial medical departments.

     Caligor provides its physicians with a comprehensive selection of supplies and related services. The division's estimated 50,000 supplies range from bandages and pharmaceuticals to sophisticated diagnostic equipment, while the services range from equipment repair to the complete design and installation of new offices, waiting rooms, exam rooms and laboratories.

     The Caligor division through Caligor Physicians & Hospital Supply Corp., a wholly owned subsidiary of the Company, also operates a pharmacy in Manhattan to serve local physicians and their patients. In addition, the Caligor Division supplies independent clinical labs, hospital labs, and physician in-office labs with diagnostic equipment, test kits, reagents and disposables.

     Over the past few years, the Caligor Division has been able to acquire a number of smaller distributors, resulting in significant economies of scale and improved operating efficiencies. Caligor has increased its market share in these new territories with the same combination of sales force support, direct mail, catalogs and telemarketing sales that it uses in existing territories.

     Caligor is the Company's largest division in terms of annual sales. Revenues during fiscal 1995 were approximately $98,300,000 or 82% of the Company's total revenues for the same period as compared to $101,000,000 or 83.1% of total revenues for the comparable period of fiscal 1994, as compared to $55,100,000 or 74.6% of the total revenues for the comparable period of fiscal 1993. The Company's revenues since 1993 have dramatically increased as a result of the Company's acquisition of the business and assets from Clark Surgical and sales and marketing efforts aimed at the acquired and existing customer base.

MBM DIVISION

     The MBM Division distributes sports medicine supplies, school nurse supplies, medical equipment and rehabilitation equipment to over 10,000 schools, colleges, municipalities, emergency medical units and professional sports teams around the country, including many of the major and minor league baseball, basketball, football and hockey teams. Revenues derived from municipalities and school districts are derived from competitive bidding.

     Like the Caligor Division, MBM Division serves its customers with a comprehensive line of supplies and services, ranging from the delivery of athletic tape to an NFL team on the road to the complete design, furnishing and stocking of a training room, sports medicine clinic, or school nurse office.

     MBM Division markets its product line primarily via three catalogs which it distributes to customers and prospective customers each year. These catalogs are supported by direct mail, telemarketing, professional journal advertising, national and local trade show exhibitions, and an inside sales and customer service staff.

     The seasonal buying habits of the Company's school and athletic customers is concentrated between the months of June and September of each year. Although the Company's marketing expenses relating to such customers are incurred throughout the year, the Company has experienced no problem in meeting its cash requirements as a result of its working capital and extension of credit under its Revolving Credit Agreement.

     Revenues derived from the MBM Division during fiscal 1995 were approximately $18,800,000 or 15.7% of the Company's total revenues for the same period as compared with approximately $18,100,000 or 14.9% of total revenues for fiscal 1993 and $16,500,000 or 22.3% total revenues for fiscal 1993. Revenues increased as a result of greater market penetration.

HEALER PRODUCTS DIVISION

     The Company's Healer Products Division is an assembler and wholesaler of first aid kits and private label medical products. These products, in turn, are marketed by the Company's other divisions, and sold to numerous outside markets through a network of commissioned sales agents. The first aid and medical kits are produced in a variety of forms and sizes, but are generally designed for use in government, industry, schools, emergency medical organizations, hospitals, homes and recreational facilities.

     The Healer Products Division also produces specialized kits for volunteer ambulance corps, emergency squads, corporate offices, construction operations, restaurants, retail stores, boats, athletic activities, motor vehicles, and sales promotion purposes as well as for specific medical problems such as burns, poisoning, insect stings, traumatic accidents, obstetrical emergencies and eye injuries.

     Many of the products contained in the kits are generic and are marketed under the Company's private label. The use of private-label generic products permits attractive pricing for the Company and its customers and creates a consistent, positive brand image among customers.

     Revenues derived from the Healer Products Division during fiscal year 1995 were approximately $2,700,000 representing 2.3% of the Company's total revenues as compared with $2,459,000 representing 2.0% of total revenues for fiscal 1994 and as compared to $2,300,000 representing 3.1% of total revenues for fiscal 1993. Revenues increased as a result of increased market penetration and the addition of more independent commission sales representatives.

ACQUISITION OF STONE MEDICAL SUPPLY CORPORATION

     Pursuant to an Agreement for Merger and Reorganization dated November 2, 1995 among MBM, Diagnostic Leasing Corp. ("DLC"), Stone Medical Supply Corporation ("Stone"), a distributor of physician and podiatry supplies and equipment and Andrew D. Stone, Stone was merged into DLC with DLC as the surviving corporation on January 18, 1996. The Company issued approximately 280,696 shares of its Common Stock in exchange for the outstanding shares of Stone. Subsequent to the merger, DLC changed its name to Stone Medical Supply Corporation.

ACQUISITION OF MID COUNTY MEDICAL SUPPLY CO., INC.

     On March 27, 1995, MBM acquired certain assets and customer accounts of Mid County Medical Supply Co., Inc., a distributor of physician and hospital supplies, for approximately $500,000. The purchase price was allocated based upon the fair market value of the assets at the date of acquisition. The operations of Mid County Medical Supply Co., Inc., have been combined into the Caligor Division.

ACQUISITION OF JOSEPH WEINTRAUB, INC.

     On June 1, 1994, MBM acquired certain assets and customer accounts of Joseph Weintraub, Inc., a distributor of physician and hospital supplies for approximately $1,100,000. The purchase price was allocated based upon the fair market value of the assets at the date of acquisition. The operations of Joseph Weintraub Inc. have been combined into the Caligor Division.

ACQUISITION OF CLARK SURGICAL CORP.

     On November 19, 1993, MBM Hospital Supply Corp., a wholly owned subsidiary of MBM entered into an agreement with Clark Surgical Corp. ("Clark") to acquire from Clark substantially all of the assets and customer accounts subject to certain specific liabilities and obligations arising out of the contracts and personal property leases acquired (the "Agreement"). This transaction closed on December 1, 1993 and was accounted for as a purchase.

     The purchase price for all the assets was approximately $16,500,000. The purchase price was based upon the book value of the inventory, accounts receivable and fixed assets purchased by MBM Hospital plus $1 million for Clark's goodwill as described in the Agreement. MBM also issued to certain persons warrants to purchase an aggregate of 40,000 shares of MBM's Common Stock at a purchase price of $8.00 per share, subject to MBM's right to terminate the unvested portion of the Warrants upon certain conditions at the sole discretion of the Board of Directors. The Warrants vested 20% at closing and the balance was scheduled to vest in four equal annual amounts on the anniversary date of the Closing Date. However, the unvested portion of the Warrants to purchase 32,000 shares have been terminated.

     The Agreement also provided for the execution of agreements not to compete with Alfred S. Bretan and Burt Wexler, the sole shareholders of Clark (hereinafter referred to as the "Shareholders"). The agreements not to compete provide for the payment of $2.725 million in cash over a seven year period.

     The operations of MBM Hospital Supply Corp. have been combined into the various divisions of MBM.

ACQUISITION OF HARRISBURG SURGICAL SUPPLY, INC.

     On March 29, 1993, MBM acquired Harrisburg Surgical Supply, Inc., a distributor of physician and nursing home supplies servicing the eastern Pennsylvania, Philadelphia and Baltimore metropolitan markets. The consideration paid consisted of a combination of $600,000 in cash and 71,229 shares of MBM's Common Stock for an aggregate purchase price of approximately $1,200,000. The operations of Harrisburg Surgical Supply, Inc. have been combined into the Caligor Division.

REVOLVING CREDIT AGREEMENT

     MBM has entered into a Credit Agreement with Chase Manhattan Bank N.A. ("Chase") to act as agent of and as a participant in a $25 million secured revolving credit facility for MBM. Fleet Bank of New York ("Fleet") also acted as a participant in the Credit Agreement. Chase's and Fleet's commitment under the Credit Agreement is limited to $15 million and $10 million, respectively. All references to MBM include MBM and its subsidiaries.

     The Credit Agreement, as amended, which expires on February 15, 1999, provides for a three year secured revolving credit in an amount which shall not exceed the lesser of (a) $25,000,000 or (b) the borrowing base as defined in the Credit Agreement.

     The Credit Agreement provides for MBM to pay interest on loans made under the facility at the rate of 1/4 of 1% over the Banks periodic base rate unless MBM elects to pay based upon an alternative formula at the time of each borrowing. MBM has been borrowing primarily by utilizing LIBOR, at the prevailing rate plus 1.75%. The prevailing rate varies based upon the term of the LIBOR. Upon request by MBM, the Banks may, at their option, create banker acceptances under the facility. On June 7, 1995, MBM entered into a three year interest rate swap agreement with Chase for $10,000,000. It is management's intent to match the agreement's terms as to principal amounts and repricing maturities in order to reduce MBM's interest rate risk on its revolving loans. Effectively, the agreement serves to limit the net interest rate charged on MBM's first $10,000,000 of revolving loans to 8.75%. However, MBM would receive no further interest rate benefit once the applicable interest rate falls below 7.05%.

     The Credit Agreement is subject to several conditions and financial covenants such as the following:

     - WORKING CAPITAL: MBM shall maintain a Consolidated Working Capital of no less than $10,500,000 as of the end of each fiscal quarter.

     - INTEREST COVERAGE RATIO: MBM shall maintain a ratio of Consolidated EBITA (earnings before interest, taxes and amortization) to Consolidated Interest Expense, measured at the end of each fiscal quarter for a period comprised of such fiscal quarter and the three immediately preceding fiscal quarters, of not less than 2.50 to 1.00.

     - CURRENT RATIO: MBM shall maintain a ratio of Consolidated Current Assets to Consolidated Current Liabilities of not less than 1.20 to 1.0, calculated at each fiscal quarter end.

     - LEVERAGE RATIO: MBM shall maintain a ratio of (a)(i) total liabilities of MBM and its Consolidated Subsidiaries less (ii) Approved Subordinated Debt divided by (b)(i) net worth of MBM and its Consolidated Subsidiaries plus (ii) Approved Subordinated Debt less
          (iii) intangible assets of MBM and its Consolidated Subsidiaries, as of the end of each fiscal quarter of MBM of not more than 2.75 to 1.00.

     - TANGIBLE NET WORTH: MBM shall maintain a Consolidated Tangible Net Worth, calculated at the end of each fiscal year, of no less than $400,000 more than the Consolidated Tangible Net Worth for the respective immediately preceding fiscal year.

     The Credit Agreement provides, among other things that, (1) MBM shall not declare or pay any dividends or make any distribution of assets to stockholders, except that MBM may declare dividends and make distributions solely in the Common Stock of MBM, (2) MBM shall not purchase any of its capital stock now or hereafter outstanding which purchase shall, when aggregated with all other such purchases, exceed $250,000 (excluding certain purchases as set forth in the Credit Agreement relating to MBM's shares that were issued in connection with MBM's purchase of Harrisburg Health Care, Inc.), (3) MBM shall not lease, assign, transfer or dispose of assets other than in the ordinary course of business, (4) MBM shall not change its fiscal year, (5) MBM shall not incur any debt other than the following: debt owed to the Banks under the facility; existing debt disclosed to and approved by the Banks; approved subordinated debt; debt between MBM and a subsidiary; accounts payable to trade creditors incurred in the ordinary course of business; commercial letters of credit issued for the account of MBM by other than the Banks in amount not to exceed in the aggregate at any time the principal sum of $500,000; and such other debt as provided for in the Credit Agreement.

REGULATORY REQUIREMENTS

     The manufacturers of many products sold by MBM are required to obtain U.S. Food and Drug Administration ("FDA") approval for such products, failing such approval, sales of such products cannot lawfully be made. MBM's assembly, warehousing and distribution procedures are subject to the Good Manufacturing Practices regulation of the FDA. MBM has registered itself with the FDA and has renewed said registration annually. Such registration permits MBM to distribute supplies and medical devices.

     The Caligor Division, among its various activities, operates as a wholesaler and retailer of prescription drugs and medical devices in the State of New York. The practice of pharmacy at the wholesale and retail level is regulated by federal, state and local statutes, rules and regulations. MBM is duly licensed to permit its Caligor Division to operate as wholesalers and retailers in prescription drugs and medical devices in the State of New York. In the future, should MBM expand such activities, it will have to comply with all applicable federal, state and local rules.

COMPETITION

     MBM, in all phases of its activities, experiences competition from other manufacturers and distributors of products in the same categories as those of MBM, as well as from wholesale and retail pharmacies, selling to the same general markets as those of MBM. Additionally, the Caligor Division's services are subject to competition from similar service organizations. Many of MBM's competitors have far greater resources than MBM and, in addition, many larger and better financed firms not presently in MBM's lines of business may conceivably enter these lines of business in the future. However, most of MBM's markets are serviced by hospital and surgical supply dealers, athletic retailers, pharmacies and equipment repair firms. MBM believes that its purchasing power, quick service including next day delivery where possible, competitive pricing and marketing expertise enable it to compete favorably with such firms although it continues to experience significant competition from other firms which are better established and have substantially greater financial resources than MBM.

EMPLOYEES

     At November 30, 1995, MBM employed 297 full-time employees, including 118 sales and customer service persons, 92 warehouse and shipping workers, 59 clerical workers 7 delivery persons, 6 computer programmers, 2 pharmacists, 7 purchasing agents and 6 senior management officers. MBM usually employs seasonal summer employees during peak sales volume periods. MBM's employees are not covered under any collective bargaining agreements and there have been no work stoppages. Management believes MBM has satisfactory employee relations at all levels.

ITEM 2.   DESCRIPTION OF PROPERTY.

     In 1992, MBM consolidated its various Mount Vernon facilities described below into one central location consisting of approximately 88,000 square feet of assembly and storage space and 20,000 square feet of office space in a 31 year old industrial building at 846 Pelham Parkway, Pelham Manor, New York. This location's facilities are leased from a non-affiliated entity and are in good condition and sprinklered. MBM leased these premises pursuant to a lease which expires on July 31, 2007. MBM pays an annual rent of approximately $468,000, with certain additional sums based upon property tax costs.

     The Pelham Manor, New York facilities are equipped to house the assembly processing, customer service, warehousing and shipping requirements of all MBM's divisions to the extent located at these facilities. It contains an order picking conveyor system, fork lifts, large numbers of pallet racks and shelving, manually operated material handling equipment, packaging equipment, assembly equipment (tables, benches and conveyers), engraving machinery (for medical equipment), and conventional office equipment, including an electronic data processing system used to facilitate all areas of MBM's business.

     MBM leases for its Caligor Division approximately 5,000 square feet of space at 1226 Lexington Avenue, New York, New York, under a lease which expires on April 30, 2000, for which it presently pays an annual rental of approximately $49,000 per annum, together with additional sums for heat, utilities and property tax costs. This location contains a store front facility fully equipped to operate as a wholesale and retail pharmacy, and a basement storage facility.

     MBM leases for its MBM division approximately 4,290 square feet of space at 211 Harbor Way, South San Francisco, California under a lease which expires on January 31, 2000 for which it pays an annual rental of approximately $30,000. This location's facilities are in good condition with approximately 1,000 square feet being devoted to office space and the balance to warehouse space.

     MBM also leases approximately 3,100 square feet of space in Jacksonville, Florida, under a lease which expires June 30, 1997. The annual rental under the lease is approximately $17,300.

     MBM leases for its Caligor Division approximately 120,000 square feet of warehouse space including offices and warehouse dock at 300 Michael Drive, Syosset, New York. The building is fully sprinklered and alarmed. MBM leases these facilities pursuant to a lease which expires on March 31, 1997, with an option to renew until April 29, 2001. MBM pays an annual rent of $240,000 with certain additional sums based upon property tax costs, insurance and utilities.

     In February 1996, MBM leased for its Caligor Division approximately 82,000 square feet of space in the Bronx, New York, under a lease which expires in January, 2001. The annual rent is approximately $200,000. The space will be used by Caligor's Hospital Division for its stockless distribution operations. The premises are in good condition, sprinklered and alarmed.

     All of MBM's facilities are adequate for MBM's present needs. In the event that additional facilities are needed, Management believes that such facilities can be obtained at a reasonable cost.

     Stone's executive and sales offices and its storage facilities were located at 2487 North Jerusalem Road, East Meadow, New York 11550, containing approximately 13,800 square feet. Stone purchased the aforesaid premises on July 13, 1984, for the sum of $200,000. A first mortgage was obtained from Citibank, N.A., in the principal amount of $175,000, payable over twenty years at the monthly rate of $730, plus interest on the unpaid balance. On March 15, 1985, the Job Development Authority of the State of New York (the "JDA") made an additional loan on the premises for alterations in the sum of $149,000, replacing temporary financing. MBM is actively attempting to sell the property.

     None of MBM's leases are with related parties. Additionally, MBM now owns 1 automobile and 2 trucks and leases 2 station wagons, 5 trucks and 10 automobiles, all of which are utilized for business purposes.

Item 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.   MARKET INFORMATION

     The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation System National Market System ("NASDAQ/NMS") under the symbol "MBMI." The Company's Series 1 Warrants may be quoted in the "pink sheets" published by National Quotation Bureau, Inc. The Company does not intend to qualify the Series 1 Warrants for trading on NASDAQ. During the period December 1, 1993 to November 30, 1995, the Company's Series 1 Warrants were unpriced.

     The following table reflects the high and low sales prices for the Company's Common Stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. ("NASD") from its NASDAQ system:

                                  COMMON STOCK

                                      Quarter Ended
               -----------------------------------------------------------------


               February 28        May 31          August 31     November 30
              High     Low   High       Low     High      Low   High    Low
--------------------------------------------------------------------------------
 Fiscal Year
 Ended
 November
 30, 1995     10    9-7/16   12-5/8   9-5/16    13-7/8 11-1/4   14     12

 Fiscal Year
 Ended
 November
 30, 1994     13    8        10-3/4   9-1/8     10      9-1/2   10      9-1/2

     The over-the-counter market quotations reported above reflects inter-dealer prices, without retail markup, markdown or commission.

     As of February 14, 1996 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock in the over-the-counter market was $12.25.

     Management has been advised by its transfer agent (American Stock Transfer & Trust Company) that the approximate number of record holders of the Company's Common Stock, as of February 14, 1996, the record date, was approximately 790. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA


                                                                    AS AT AND FOR THE YEARS ENDED NOVEMBER 30.
                                                     ------------------------------------------------------------------------
                                                         1995           1994           1993           1992           1991
                                                     ------------   ------------    -----------    -----------    -----------

NET SALES                                            $119,873,764   $121,604,461    $73,951,410    $61,629,435    $50,739,534

COST OF GOODS SOLD                                     94,307,143     94,923,689     56,347,353     47,287,409     38,561,458
                                                     ------------   ------------    -----------    -----------    -----------

GROSS PROFIT                                           25,566,621     26,680,772     17,604,057     14,342,026     12,178,076
                                                     ------------   ------------    -----------    -----------    -----------
EXPENSES:
 Selling, shipping and warehouse                       14,511,793     14,421,280      8,521,021      6,852,670      5,760,276
 General and administrative                             7,901,052      8,581,615      6,525,488      5,015,128      4,303,953
 Interest and financing costs - net                     1,238,887      1,044,257        502,329        289,355        425,694
 Non-recurring items:
  Provision for consolidation of facilities                     -              -              -              -        483,000
                                                     ------------   ------------    -----------    -----------    -----------
    Total expenses                                     23,651,732     24,047,152     15,548,838     12,157,153     10,972,923
                                                     ------------   ------------    -----------    -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                1,914,889      2,633,620      2,055,219      2,184,873      1,205,153

PROVISION FOR INCOME TAXES                                806,000        952,000        853,000        962,000        537,000
                                                     ------------   ------------    -----------    -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE    1,108,889      1,681,620      1,202,219      1,222,873        668,153

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
 INCOME TAXES PRIOR TO 1994                                     -        (60,000)             -              -              -
                                                     ------------   ------------    -----------    -----------    -----------

NET INCOME                                           $  1,108,889   $  1,621,620    $ 1,202,219    $ 1,222,873    $   668,153
                                                     ------------   ------------    -----------    -----------    -----------
                                                     ------------   ------------    -----------    -----------    -----------

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
 BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE       $        .25   $        .37    $       .30    $       .41    $       .37

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
 INCOME TAXES PRIOR TO 1994                                     -           (.01)             -              -             -
                                                     ------------   ------------    -----------    -----------    -----------

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE      $        .25   $        .36    $       .30    $       .41    $       .37
                                                     ------------   ------------    -----------    -----------    -----------
                                                     ------------   ------------    -----------    -----------    -----------

AVERAGE NUMBER OF SHARES USED TO COMPUTE EARNINGS
 PER COMMON AND COMMON EQUIVALENT SHARE                 5,121,634(*)   4,896,518(*)   4,734,746(*)   3,481,415(*)   1,784,986
                                                     ------------   ------------    -----------    -----------    -----------
                                                     ------------   ------------    -----------    -----------    -----------

DIVIDENDS PAID                                               NONE           NONE           NONE           NONE           NONE
                                                     ------------   ------------    -----------    -----------    -----------
                                                     ------------   ------------    -----------    -----------    -----------

WORKING CAPITAL                                       $29,965,266   $ 30,141,450   $ 20,965,370    $15,819,417    $11,793,261
                                                     ------------   ------------    -----------    -----------    -----------
                                                     ------------   ------------    -----------    -----------    -----------

LONG-TERM DEBT (net of current maturities)            $17,270,062   $ 19,381,239   $  9,584,684     $9,410,079     $8,022,054
                                                     ------------   ------------    -----------    -----------    -----------
                                                     ------------   ------------    -----------    -----------    -----------

TOTAL ASSETS                                          $51,135,712   $ 54,461,087   $ 32,784,324    $27,934,060    $19,488,491
                                                     ------------   ------------    -----------    -----------    -----------
                                                     ------------   ------------    -----------    -----------    -----------

STOCKHOLDERS' EQUITY                                  $21,064,152   $ 18,067,056   $ 16,193,524    $10,461,736     $5,822,407
                                                     ------------   ------------    -----------    -----------    -----------
                                                     ------------   ------------    -----------    -----------    -----------

STOCKHOLDERS' EQUITY PER SHARE                              $4.11(*)       $3.69(*)       $3.42(*)       $3.01(*)       $3.26
                                                            -----          -----          -----          -----          -----
                                                            -----          -----          -----          -----          -----
TANGIBLE BOOK VALUE PER SHARE                               $3.14(*)       $2.92(*)       $3.13(*)       $2.72(*)       $2.69
                                                            -----          -----          -----          -----          -----
                                                            -----          -----          -----          -----          -----


(*) Includes additional shares assuming conversion of stock options and warrants utilizing the modified treasury stock method. For the other years, outstanding stock options and warrants have not been included since their effect would be antidilutive or immaterial.

     All references to shares and per share data have been restated for 1991 due to a reverse stock split on June 28, 1991.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     For fiscal 1995, net sales decreased 1.4%. The decrease in net sales for the fiscal 1995 resulted in MBM's downsizing of unprofitable divisions acquired from Clark Surgical Corp. ("Clark") during the prior year. For fiscal 1994 net sales increased 64.4% as compared with the prior year. This increase in sales resulted from MBM's acquisition of Clark and its continuing effort to increase market penetration and sales volume on the existing customer base and the addition of new customers. During 1995, 1994 and 1993, the introduction of new products, changing prices and inflation had no material impact on MBM's operations.

     Net income for fiscal 1995 was .9% of net sales versus 1.3% of net sales in fiscal 1994 versus 1.6% of sales in fiscal 1993. Net income before the cumulative effect of accounting change for fiscal 1994 was 1.4% of net sales versus 1.6 % of net sales in fiscal 1993. The decrease for fiscal 1995 versus, fiscal 1994 was due to increased interest rates charged by financial institutions, the downsizing of unprofitable divisions acquired from Clark Surgical Corp. during the prior year, a decrease in the overall consolidated gross profit percentage and an increase in the effective income tax rate for 1995. The decrease for fiscal 1994 versus fiscal 1993 was due primarily to costs associated with the acquisition of Clark, the expansion of MBM's hospital and physician sales forces and increases in the interest rates charged by financial institutions.

GROSS PROFIT/OPERATING EXPENSES

     Gross profit for fiscal 1995 was 21.3% of net sales versus 21.9% of net sales in fiscal 1994. The decrease in gross profit was a result of changes in MBM's product mix. Gross profit for fiscal 1994 was 21.9% of net sales versus 23.8% of net sales in fiscal 1993. The decrease in gross profit was a result of increased sales to hospitals and changes in MBM's product mix. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales decreased .2% for fiscal 1995 as compared to fiscal 1994. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales decreased 1.4% for fiscal 1994 as compared to fiscal 1993.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)

     Interest expense net of interest income expressed as a percent of net sales increased .1% for fiscal 1995 when compared to the prior year as a result of increases in the interest rates charged by financial institutions. Interest expense net of interest income expressed as a percent of net sales increased .2% for fiscal 1994 as compared to the comparable period of the prior year, as a result of increases in accounts receivable and increases in interest rates charged by financial institutions.

LIQUIDITY AND CAPITAL RESOURCES

     During the past three fiscal years, MBM continued to meet its cash needs via cash flow from operations and borrowings. During fiscal 1995, 1994 and 1993, MBM had an average of approximately $10,500,000, $11,000,000 and $4,000,000 respectively, of unused credit lines available each month over its normal operating requirements.

     Management believes that its working capital of approximately $30,000,000 at November 30, 1995 provides sufficient liquidity for its short and long-term requirements and that MBM's long-term liquidity is not materially effected by any restrictive covenants contained in MBM's Revolving Credit Agreement. Further, Management believes that MBM should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides MBM with the resources it reasonably expects to require to meet its cash commitments through fiscal 1996.

     For fiscal 1995 MBM generated cash flow from operating activities. A decrease in accounts payable and an increase in prepaid expenses over and above decreases in accounts receivable and inventory contributed to MBM's generation of cash. During fiscal 1995, MBM's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement. For fiscal 1995, MBM used cash in investing activities to make capital expenditures and payments of net assets.

     For fiscal 1994, MBM generated cash flow from operating activities. An increase in accounts payable over and above increases in inventory, accounts receivable and prepaid expenses contributed to MBM's generation of cash. During fiscal 1994, MBM's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement. For fiscal 1994 MBM used cash in investing activities to make capital expenditures and payments of net assets. During fiscal 1994, MBM acquired the business and certain assets of Clark through an increase in MBM's line-of-credit and the use of same.

     For fiscal 1993, MBM used cash for operating activities. An increase in accounts receivable, inventory, prepaid expenses and a decrease in accrued expenses and accounts payable contributed to MBM's use of cash. During fiscal 1993, MBM's financing activities generated cash flow as a result of the net proceeds from the exercise of Series 1 Warrants and the sale of Debentures. For fiscal 1993, MBM used cash in investing activities to make capital expenditures.

     Between August and September 1993, MBM received approximately $4,000,000 in gross proceeds from the exercise of Warrants. In November 1993, MBM completed the private sale and issuance of its 7% convertible subordinated Debentures due October 30, 2003. Net proceeds from the issuance of the Debentures with a face value of $3 million was approximately $2.7 million. These proceeds combined with borrowings under MBM's line of credit were used on December 1, 1993 to purchase the assets of Clark at a purchase price of approximately $16,500,000. The Debentures are immediately convertible into shares of Common Stock at the rate of $8.00 per share until October 28, 2003, subject to adjustment in certain events. In September 1995, $1,500,000 of Debentures were converted into 187,500 shares of MBM's Common Stock.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8, and an index thereto commences on page F-1, which pages follow this page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                                      INDEX

                              FINANCIAL STATEMENTS




                                                                    PAGE
                                                                    ----

Independent Auditors' Report                                         F-2

Consolidated Balance Sheets
  November 30, 1995 and 1994                                      F-3 - F-4

Consolidated Statements of Income
  Years Ended November 30, 1995, 1994 and 1993                       F-5

Consolidated Statements of Cash Flows
  Years Ended November 30, 1995, 1994 and 1993                    F-6 - F-7

Consolidated Statements of Changes in
  Stockholders' Equity
  Years Ended November 30, 1995, 1994 and 1993                       F-8

Notes to Consolidated Financial Statements                       F-9 - F-19


FINANCIAL STATEMENT SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts                   F-20

  Exhibit 11 - Earnings Per Share Calculation                       F-21

  Schedules other than those referred to above have been omitted as the conditions requiring their filing are not presented or the information has been presented elsewhere in the financial statements

  Separate financial statements and schedules of Micro Bio-Medics, Inc. (Parent) have been omitted since the conditions for omission have been met

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Micro Bio-Medics, Inc.
Pelham Manor, New York


We have audited the accompanying consolidated balance sheets of Micro Bio-Medics, Inc. and Subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro Bio-Medics, Inc. and Subsidiaries as of November 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule II and Exhibit 11 for the years ended November 30, 1995, 1994 and 1993 included in the 1995 annual report of Micro Bio-Medics, Inc. and Subsidiaries on Form 10-K. In our opinion, such schedules present fairly the information required to be set forth therein.


                                             MILLER, ELLIN & COMPANY
                                             CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
January 31, 1996

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                             NOVEMBER 30,
                                                      ------------------------
                                                          1995         1994
                                                      -----------  -----------

CURRENT ASSETS:
  Cash                                                $ 2,817,285  $ 3,333,345
  Accounts receivable, less allowance for
    doubtful accounts of $674,210 in 1995
    and $650,000 in 1994 (Note 5)                      25,657,607   26,780,044
  Inventory (Note 5)                                   12,318,756   15,449,465
  Deferred income taxes (Note 6)                          485,500      518,362
  Prepaid expenses and other current assets               657,768      771,026
  Prepaid income taxes                                    471,710         -
                                                      -----------  -----------
          Total current assets                         42,408,626   46,852,242


PROPERTY, PLANT AND EQUIPMENT - at cost,
  net of accumulated depreciation and amortization
  of $3,616,134 in 1995 and $2,852,004 in 1994
  (Notes 2, 3 and 5)                                    3,477,807    3,453,607


INTANGIBLE ASSETS, net of accumulated amortization
  of $1,061,323 in 1995 and $769,088 in 1994
  (Notes 2 and 4)                                       4,990,073    3,793,654


OTHER ASSETS                                              259,206      361,584
                                                      -----------  -----------

                                                      $51,135,712  $54,461,087
                                                      -----------  -----------
                                                      -----------  -----------



     The notes to consolidated financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             NOVEMBER 30,
                                                      ------------------------
                                                          1995         1994
                                                      -----------  -----------

CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 5)          $479,195     $437,970
  Accounts payable                                     10,297,403   13,760,015
  Accrued expenses and sundry liabilities (Note 7)      1,666,762    1,581,341
  Due to seller (Note 2)                                     -         931,466
                                                      -----------  -----------

          Total current liabilities                    12,443,360   16,710,792

LONG-TERM DEBT, net of current maturities (Note 5)     17,270,062   19,381,239

DEFERRED INCOME TAXES (Note 6)                            358,138      302,000
                                                      -----------  -----------

          Total liabilities                            30,071,560   36,394,031
                                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 5 and 9):
  Preferred stock $1.00 par value:
    Authorized - 1,000,000 shares,
    no shares issued                                                          -

  Common stock $.03 par value:
    Authorized - 7,000,000 shares
    Issued - 3,878,804 shares in 1995
             and 3,595,409 shares in 1994                 116,364      107,862
  Capital in excess of par value                       12,407,257   10,527,552
  Retained earnings                                     8,541,695    7,432,806
  Less:   Cost of  1,167 shares of common
          stock in treasury                                (1,164)      (1,164)
                                                      -----------  -----------

          Total stockholders' equity                   21,064,152   18,067,056
                                                      -----------  -----------

                                                      $51,135,712  $54,461,087
                                                      -----------  -----------
                                                      -----------  -----------



     The notes to consolidated financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                       YEARS ENDED NOVEMBER 30,
                                                                         ----------------------------------------------------
                                                                             1995                1994                1993
                                                                         ------------        ------------         -----------

NET SALES                                                                $119,873,764        $121,604,461         $73,951,410

COST OF GOODS SOLD                                                         94,307,143          94,923,689          56,347,353
                                                                         ------------        ------------         -----------

GROSS PROFIT                                                               25,566,621          26,680,772          17,604,057
                                                                         ------------        ------------         -----------

OPERATING EXPENSES:
  Selling, shipping and warehouse                                          14,511,793          14,421,280           8,521,021
  General and administrative                                                7,901,052           8,581,615           6,525,488
  Interest and financing costs (net of interest
    income of approximately $172,600 in 1995,
    $173,000 in 1994 and $198,500 in 1993)                                  1,238,887           1,044,257             502,329
                                                                         ------------        ------------         -----------

          Total operating expenses                                         23,651,732          24,047,152          15,548,838
                                                                         ------------        ------------         -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                          1,914,889           2,633,620           2,055,219

PROVISION FOR INCOME TAXES (Note 6)                                           806,000             952,000             853,000
                                                                         ------------        ------------         -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                         1,108,889           1,681,620           1,202,219

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE FOR INCOME TAXES PRIOR TO 1994                                          -                (60,000)               -
                                                                         ------------        ------------         -----------
NET INCOME                                                               $  1,108,889        $  1,621,620         $ 1,202,219
                                                                         ------------        ------------         -----------
                                                                         ------------        ------------         -----------

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE (Note 10)                                      $.25                $.37                $.30

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE FOR INCOME TAXES
  PRIOR TO 1994                                                               -                  (.01)                -
                                                                             ----                ----                ----
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE                                                           $.25                $.36                $.30
                                                                             ----                ----                ----
                                                                             ----                ----                ----

NUMBER OF SHARES USED IN COMPUTING
  EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 10)                                                5,121,634           4,896,518           4,734,746
                                                                         ------------        ------------         -----------
                                                                         ------------        ------------         -----------

DIVIDENDS PER COMMON SHARE                                                   NONE                NONE                NONE
                                                                         ------------        ------------         -----------
                                                                         ------------        ------------         -----------




     The notes to consolidated financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        YEARS ENDED NOVEMBER 30,
                                                                           --------------------------------------------------
                                                                              1995                1994                1993
                                                                           ----------          ----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $1,108,889          $1,621,620          $1,202,219
                                                                           ----------          ----------          ----------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Cumulative effect of accounting change                                     -                 60,000                -
      Depreciation and amortization                                         1,056,365             952,109             666,589
      Provision for losses on accounts receivable                              24,210             268,551             321,526
      Deferred income taxes                                                    89,000             (96,000)            (59,930)
      Changes in assets and liabilities, net of
        effect of asset acquisitions (Note 2):
          Accounts receivable                                               1,098,227          (1,055,450)         (1,000,255)
          Inventory                                                         3,130,709          (2,506,516)           (310,553)
          Prepaid expenses and other current assets                           113,258            (265,042)            (75,031)
          Prepaid income taxes                                               (471,710)               -                   -
          Other assets                                                         (7,622)            (15,604)             86,723
          Accounts payable                                                 (3,462,612)          8,441,961            (651,390)
          Accrued expenses and sundry liabilities                              85,421             255,913             (25,286)
          Income taxes payable                                                   -                   -               (270,284)
                                                                           ----------          ----------          ----------
                                                                            1,655,246           6,039,922          (1,317,891)
                                                                           ----------          ----------          ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         2,764,135           7,661,542            (115,672)
                                                                           ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of warrants                                      300,601             126,409           3,831,104
  Net borrowings (repayments) under revolving loan agreements                (150,000)         (3,224,695)         (3,350,000)
  Net proceeds from issuance of debentures                                       -                   -              2,725,000
  Repayments of long-term debt                                               (419,952)           (380,085)           (623,128)
  Exercise of employee stock options                                          197,606             125,503             107,975
                                                                           ----------          ----------          ----------

NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES                          (71,745)         (3,352,868)          2,690,951
                                                                           ----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for certain net assets of businesses acquired                     (931,466)         (2,718,009)           (590,490)
  Capital expenditures                                                       (788,330)           (713,484)           (236,705)
  Payments for intangible assets                                           (1,488,654)         (1,027,851)           (204,173)
  Proceeds from sale and leaseback of equipment                                  -                   -                425,736
  Note receivable                                                                -              1,000,000          (1,000,000)
                                                                           ----------          ----------          ----------

NET CASH USED IN INVESTING ACTIVITIES                                      (3,208,450)         (3,459,344)         (1,605,632)
                                                                           ----------          ----------          ----------

NET INCREASE (DECREASE) IN CASH                                              (516,060)            849,330             969,647

CASH - beginning of year                                                    3,333,345           2,484,015           1,514,368
                                                                           ----------          ----------          ----------

CASH - end of year                                                         $2,817,285          $3,333,345          $2,484,015
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------



     The notes to consolidated financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



                                                                                        YEARS ENDED NOVEMBER 30,
                                                                           --------------------------------------------------
                                                                              1995                1994                1993
                                                                           ----------          ----------          ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for:
      Interest                                                             $1,424,000          $1,217,000          $  700,000
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------

      Income taxes                                                         $  948,000          $1,214,000          $1,157,000
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------

ASSETS ACQUIRED FOR DEBT - capital leases,
  which are not reflected in the above statements                          $     -             $  202,658          $  489,004
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------

NET ASSETS OF A BUSINESS ACQUIRED
  FOR ISSUANCE OF COMMON STOCK
  which is not reflected in the above statements                           $     -             $     -             $  590,490
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------

BUSINESS ACQUIRED FOR ISSUANCE OF
  LONG-TERM DEBT which is not
  reflected in the above statements                                        $     -             $4,217,981          $     -
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------

DEBENTURES CONVERTED INTO COMMON
  STOCK                                                                    $1,390,000          $     -             $     -
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------



     The notes to consolidated financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993


                                              COMMON STOCK           CAPITAL IN
                                             $.03 PAR VALUE           EXCESS OF       RETAINED         TREASURY
                                         ------------------------
                                          SHARES         AMOUNT       PAR VALUE       EARNINGS          STOCK
                                         ---------       --------    -----------     ----------        -------

BALANCES AT
  NOVEMBER 30, 1992                      2,763,959       $ 82,918     $5,771,015     $4,608,967         $1,164

Shares issued for stock options             25,967            779        107,196           -              -
Shares issued for exercise
  of warrants                              674,297         20,229      3,810,875           -              -
Shares issued for purchase
  of net assets (Note 2)                    71,229          2,137        588,353           -              -
Net income                                    -              -              -         1,202,219           -
                                         ---------       --------    -----------     ----------        -------

BALANCES AT
  NOVEMBER 30, 1993                      3,535,452        106,063     10,277,439      5,811,186          1,164

Shares issued for exercise
  of warrants                               29,057            872        125,537           -              -
Shares issued for stock options             30,900            927        124,576           -              -
Net income                                    -              -              -         1,621,620           -
                                         ---------       --------    -----------     ----------        -------

BALANCES AT
  NOVEMBER 30, 1994                      3,595,409        107,862     10,527,552      7,432,806          1,164

Shares issued for conversion
  of debentures (Note 5)                   187,500          5,625      1,384,375           -              -
Shares issued for stock options             45,133          1,354        196,252           -              -
Shares issued for exercise
    of warrants                             50,762          1,523        299,078           -              -
Net income                                    -              -              -         1,108,889           -
                                         ---------       --------    -----------     ----------        -------

BALANCES AT
  NOVEMBER 30, 1995                      3,878,804       $116,364    $12,407,257     $8,541,695         $1,164
                                         ---------       --------    -----------     ----------        -------
                                         ---------       --------    -----------     ----------        -------


     The notes to consolidated financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONCENTRATION OF CREDIT RISK

     Micro Bio-Medics, Inc. (the "Company") and its subsidiaries are engaged in the distribution, at wholesale, of emergency medical service products and the assembly and distribution of first-aid and medical kits and school and athletic medical supplies. The Company distributes medical supplies to physicians and hospitals in the New York metropolitan area, as well as to health care professionals in sports medicine, industrial safety, and government and laboratory markets nationwide. The foregoing operations are all considered as one business segment. Historically, the Company has not experienced significant losses related to receivables from any individual customers or group of customers in any industry or geographic area.

     CASH

     The Company maintains various bank accounts and at times, balances may be in excess of the FDIC insurance limit. At November 30, 1995 and 1994, the amounts in excess of FDIC insurance limits were approximately $2,200,000 and $2,800,000, respectively.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, which are all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     INVENTORY

     Inventory is valued at the lower of cost (first-in, first-out method) or market, and consists of finished goods.

     PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

     Property, plant and equipment are being depreciated primarily on the straight-line basis over the estimated useful lives of the individual classes of assets.

     INTANGIBLES

     Computer programming costs are being amortized over five years using the straight-line method.

     The excess of the purchase price paid over the net assets of businesses acquired is being amortized over fifteen to forty years using the straight-line method.

     The Company evaluates the recoverability of goodwill and other intangible assets and if there is a decline in related profitability it will recognize an impairment of value if appropriate.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which will require the determination by the Company of whether the carrying amount of an asset is recoverable and if an impairment loss should be recognized. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995 and management believes that such adoption will not significantly impact the Company's consolidated financial statements.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DEFERRED INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     REVENUE RECOGNITION

     The Company recognizes revenues when its products are shipped.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


NOTE 2 - ACQUISITIONS

     Prior to fiscal year ended November 30, 1992, the Company entered into several acquisitions.

     Effective March 29, 1993, the Company acquired Harrisburg Surgical Supply, Inc., a distributor of physician and nursing home supplies. The consideration paid consisted of a combination of approximately $600,000 in cash and 71,229 shares of the Company's common stock for an aggregate purchase price of $1,180,900. The purchase price was allocated based upon the fair market value of the assets at the date of acquisition.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993




NOTE 2 - ACQUISITIONS (CONTINUED)

     On December 1, 1993, a subsidiary of the Company purchased certain net assets and customer accounts of Clark Surgical Corp. ("Clark") subject to certain specific liabilities and obligations under existing contracts and leases. Clark was a major distributor of physician, hospital and veterinary supplies in the New York Metropolitan area and Southern Florida. The purchase price as adjusted was approximately $16,500,000 consisting of inventory of approximately $5,000,000, accounts receivable of approximately $10,200,000, property and equipment of approximately $300,000 and goodwill of $1,000,000. The Company borrowed approximately $14,200,000 under its existing bank line of credit to finance this acquisition and made payments during the year ended November 30, 1994 of approximately $1,000,000. The remaining balance of approximately $1,000,000 was paid in November 1995.

     In addition, the Company agreed to pay the two former stockholders of Clark an aggregate of $2,725,000 in cash, payable over a seven year period ending December 31, 2000 for their agreement not to compete for a period of twenty years. As part of the acquisition of Clark's assets, which is included above, the Company issued 40,000 warrants at an exercise price of $8.00 to these two stockholders with 20% exercisable immediately and the remainder contingent upon certain conditions being met. Effective November 29, 1994, these warrants were canceled.

     Effective June 1, 1994, the Company acquired certain assets and customer accounts of Joseph Weintraub, Inc., a distributor of physician and hospital supplies for approximately $1,100,000. The purchase price was allocated based upon the fair market value of the assets at the date of acquisition.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:


                                                 COST
                                        -----------------------
                                             NOVEMBER 30,
                                        ------------------------    ESTIMATED
                                           1995         1994       USEFUL LIFE
                                        ----------   ----------   -------------
                                                                     (Years)

     Furniture, fixtures and
       equipment (*)                    $5,716,810   $5,015,884       5 - 8
     Transportation equipment               93,419       72,026         5
     Leasehold improvements              1,283,712    1,217,701   Life of lease
                                        ----------   ----------
                                         7,093,941    6,305,611
     Less:  Accumulated depreciation
            and amortization             3,616,134    2,852,004
                                        ----------   ----------
                                        $3,477,807   $3,453,607
                                        ----------   ----------
                                        ----------   ----------

     (*) Equipment held under capital leases amounted to approximately $2,249,000 as of November 30, 1995 and 1994.

     Depreciation expense totalled approximately $764,000, $717,000 and $584,000 for the years ended November 30, 1995, 1994 and 1993, respectively.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993




NOTE 4 - INTANGIBLE ASSETS

     Intangible assets consist of the following:


                                                        NOVEMBER 30,
                                                  -------------------------
                                                     1995           1994
                                                  ----------     ----------

     Excess cost of acquisitions over net
       tangible assets acquired                   $3,997,570     $3,743,840
     Agreements not to compete (Notes 2 and 12)    1,607,183        467,857
     Deferred computer programming costs             446,643        351,045
                                                  ----------     ----------
                                                   6,051,396      4,562,742
     Less:  Accumulated amortization               1,061,323        769,088
                                                  ----------     ----------

                                                  $4,990,073     $3,793,654
                                                  ----------     ----------
                                                  ----------     ----------

     Amortization expense amounted to approximately $292,000, $235,000 and $82,000 for the years ended November 30, 1995, 1994 and 1993, respectively.


NOTE 5 - LONG-TERM DEBT

     Long-term debt consists of the following:


                                                        NOVEMBER 30,
                                                 --------------------------
                                                     1995           1994
                                                 -----------    -----------

     Capitalized leases (collateralized by
       equipment with an aggregate cost of
       approximately $2,249,000) payable in
       various installments through fiscal
       2001; interest at 6.5% to 11.75%
       or varies with changes in prime rate       $1,426,384     $1,788,511
     Bank loans (i)                               14,500,000     14,650,000
     7% convertible subordinated debentures,
       due October 30, 2003 (ii)                   1,500,000      3,000,000
     Obligation related to acquisition (Note 2):
       Joseph Weintraub, Inc. - $24,660 payable
       quarterly to June 1999; interest at 7%        322,873        380,698
                                                 -----------    -----------
                                                  17,749,257     19,819,209
     Less:  Current maturities                       479,195        437,970
                                                 -----------    -----------

                                                 $17,270,062    $19,381,239
                                                 -----------    -----------
                                                 -----------    -----------


                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993



NOTE 5 - LONG-TERM DEBT (CONTINUED)

     The non-current portion of long-term debt at November 30, 1995 is payable as follows:

           YEAR ENDING NOVEMBER 30,
           ------------------------
                    1997                         $   464,180
                    1998                             322,228
                    1999                          14,792,180
                    2000                             158,008
                    2001                              33,466
                    Subsequent                     1,500,000
                                                 -----------
                                                 $17,270,062
                                                 -----------
                                                 -----------

(i) On November 19, 1993, the Company refinanced its $12,500,000 revolving loan agreement with Chase Manhattan Bank, N.A. and entered into a revolving loan agreement with Chase Manhattan Bank, N.A. to act as agent of and as a participant in a $25,000,000 secured credit facility. Fleet Bank of New York also acted as a participant in the loan agreement. Chase's and Fleet's commitment under the loan agreement is limited to $15,000,000 and $10,000,000, respectively. The loan agreement expires on February 15, 1999. The loan bears interest at the bank's prime rate plus 1/4%, except for Eurodollar loans. As of November 30, 1995, $12,300,000 of the $14,500,000 revolving loan outstanding was utilized for Eurodollar loans at an average interest rate of 7-1/2%. The debt is collateralized by accounts receivable and inventory. In connection with the loan agreement, the Company has agreed to certain restrictions relating to its indebtedness and liens, and has agreed to maintain specified financial ratios and covenants. The loan agreement prohibits the Company from paying any dividends and restricts capital distributions or redemptions and purchases or retirements of any of the Company's capital stock. There are also restrictions as to investments, acquisitions, capital expenditures and payments to related parties. A commitment fee equal to 1/8% per annum will be charged on the unused portion of the loan. The loan may be repaid at any time.

     On June 7, 1995, the Company entered into a zero cost three year interest rate swap agreement with Chase for $10,000,000. It is management's intent to match the agreement's terms as to principal amounts and repricing maturities in order to reduce the Company's interest rate risk on its revolving loans. Effectively, the agreement serves to limit the net interest rate charged on the Company's first $10,000,000 of revolving loans to 8-3/4%. However, the Company would receive no further interest rate benefit once the applicable interest rate falls below 7.05%.

(ii) In November 1993, the Company completed the private sale and issuance of its 7% convertible subordinated Debentures (the "Debentures") due
     October 30, 2003. Net proceeds from the issuance of the Debentures with a face value of $3,000,000 were approximately $2,700,000. The offering fees are being amortized over a life of ten years.

     The Debentures are immediately convertible into shares of common stock at the rate of $8.00 per share until October 28, 2003, subject to adjustment under certain circumstances. Interest is payable semi-annually on the 30th day of April and October and commenced on April 30, 1994. Commencing in November 1995, the Debentures are redeemable at the option of the Company, in whole and not in part, at the redemption prices set forth below, provided that the Company is current in filing all required reports pursuant to Federal Securities Laws. The Debentures are subordinated to all existing and future indebtedness of the Company for money borrowed from institutional lenders.

     The redemption prices of the Debentures for redemption at the option of the Company (expressed in percentages of principal amount) are as follows for the indicated twelve month periods commencing two years from the closing date: year three - 105%, year four - 104%, year five - 103%, year six - 102%, year seven - 101%, and thereafter at 100% until the maturity date of the Debentures.

     On September 28, 1995, $1,500,000 of the Debentures were converted into 187,500 shares of the Company's common stock.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993



NOTE 6 - INCOME TAXES

     The Company and its subsidiaries file consolidated income tax returns.

     Provision for income taxes comprised the following:


                                                 YEARS ENDED NOVEMBER 30,
                                               ----------------------------
                                                 1995      1994      1993
                                               --------  --------  --------

     Currently payable:
       Federal                                 $508,000  $745,000  $654,000
       State and local                          209,000   303,000   259,000

     Deferred:
       Federal                                   72,000   (77,000)  (36,000)
       State and local                           17,000   (19,000)  (24,000)
                                               --------  --------  --------
                                               $806,000  $952,000  $853,000
                                               --------  --------  --------
                                               --------  --------  --------


     The difference between the statutory United States federal income tax rate and the effective income tax rate is as follows:


                                                 YEARS ENDED NOVEMBER 30,
                                               ----------------------------
                                                 1995      1994      1993
                                               --------  --------  --------

     Statutory federal income tax rate             34.0      34.0      34.0
     Current year state and local taxes
       (net of federal tax effect)                  7.9       7.0       7.6
     Other                                           .2      (4.9)      (.1)
                                                   ----      ----      ----
                                                   42.1%     36.1%     41.5%
                                                   ----      ----      ----
                                                   ----      ----      ----

     The net current and non-current components of deferred income taxes recognized in the balance sheet at November 30, are as follows:


                                                 1995      1994
                                               --------  --------

          Net current assets                   $485,500  $518,362
          Net non-current liabilities           358,138   302,000
                                               --------  --------

          Net asset                            $127,362  $216,362
                                               --------  --------
                                               --------  --------


     The components of the net deferred tax asset as of November 30, 1995 and 1994 are as follows:



                                                 1995      1994
                                               --------  --------

          Deferred tax assets:
          Accounts receivable allowances       $283,080  $269,362
          Inventory - uniform capitalization    189,420   232,000
          Other                                  13,000    17,000
                                               --------  --------
                                                485,500   518,362
     Deferred tax liability:
          Depreciation and amortization         358,138   302,000
                                               --------  --------

     Net deferred tax asset                    $127,362  $216,362
                                               --------  --------
                                               --------  --------


                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993



NOTE 7 - ACCRUED EXPENSES

     Accrued expenses and sundry liabilities consist of:


                                                         NOVEMBER 30,
                                                  -------------------------
                                                     1995           1994
                                                  ----------     ----------

          Compensation                              $660,638       $816,875
          Freight-out                                356,795        128,500
          Interest                                    85,069         97,366
          Consolidation of facilities                   -             7,336
          Commissions                                166,871         86,083
          Insurance                                  110,250         31,069
          Other                                      287,139        414,112
                                                  ----------     ----------

                                                  $1,666,762     $1,581,341
                                                  ----------     ----------
                                                  ----------     ----------


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     RETIREMENT PLAN

     The Company's 401(k) deferred retirement plan is available to all eligible employees and provides for matching contributions by the Company equal to 20% of the amount of the participants' contributions that are not in excess of 5% of compensation. For the years ended November 30, 1995, 1994 and 1993, the Company's matching contributions were approximately $62,000, $30,000 and $25,000, respectively.

     EMPLOYMENT/CONSULTING CONTRACTS

     The Company entered into an employment agreement with its Chief Executive Officer and a consulting agreement with a director, terminating on March 31, 2000 and December 31, 1996, respectively. The current aggregate annual compensation under these contracts is approximately $325,000. The Chief Executive Officer's contract provides for annual increments of $5,000 and, if terminated prior to expiration, payments equal to the greater of $2,000,000 or the sum of five years' salary, based upon the rate of compensation then in effect, plus five times the last annual bonus received.

     For the years ended November 30, 1995, 1994 and 1993, bonuses of $144,000, $199,000 and $155,000, respectively, were paid under the employment contract.

     SELF-INSURANCE

     The Company acts as a self-insurer for its employees' health insurance up to a maximum of $50,000 per covered individual. The Company is liable up to a maximum of $460,000 for the year. Claims, including estimates for charges incurred but not reported, are charged to operations during the year in which they occur. As of November 30, 1995, 1994 and 1993, the liability for claims incurred but not submitted amounted to $75,000, $75,000 and $112,000, respectively.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993



NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     LEASES

     The approximate aggregate minimum annual rental commitments under long-term operating leases in effect at November 30, 1995 are as follows:


          YEAR ENDING   OFFICE, WAREHOUSE  TRANSPORTATION
         NOVEMBER 30,       AND SALES         EQUIPMENT        TOTAL
         ------------   -----------------  --------------   ----------
             1996            $954,000         $110,000      $1,064,000
             1997             763,000          103,000         866,000
             1998             710,000           65,000         775,000
             1999             788,000           45,000         833,000
             2000             741,000           31,000         772,000
          Thereafter        5,362,000             -          5,362,000
                           ----------         --------      ----------
                           $9,318,000         $354,000      $9,672,000
                           ----------         --------      ----------
                           ----------         --------      ----------

     Certain leases contain escalation clauses which increase the rents for various operating expenses and fluctuations in property taxes.

     Rent expense comprised the following:


                                               YEARS ENDED NOVEMBER 30,
                                         ------------------------------------
                                            1995         1994         1993
                                         ----------   ----------   ----------

          Office, warehouse and sales    $1,141,700   $1,392,046   $1,019,534
          Transportation equipment          117,417       85,555      102,241
                                         ----------   ----------   ----------
                                         $1,259,117   $1,477,601   $1,121,775
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------


          The Company leases certain equipment under capital leases. The following is a schedule by years of approximate future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at November 30, 1995:


       YEAR ENDING NOVEMBER 30,
        -----------------------
               1996                                                 $  445,000
               1997                                                    445,000
               1998                                                    254,000
               1999                                                    243,000
               2000                                                    231,000
                                                                    ----------

               Total minimum lease payments                          1,618,000
               Less:  Amount representing interest at 6.5% to 9%       227,000
                                                                    ----------
                                                                    $1,391,000
                                                                    ----------
                                                                    ----------


                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993




NOTE 9 - STOCK OPTIONS AND WARRANTS

     OPTIONS

     Under various plans, the Company may grant stock options to directors, officers and employees. The options must be granted at exercise prices of not less than fair market value and expire within ten years from the date of grant. Transactions under the various stock option and incentive plans for the periods indicated were as follows:


                                               YEARS ENDED NOVEMBER 30,
                                         ------------------------------------
                                            1995         1994         1993
                                         ----------   ----------   ----------

     Outstanding at beginning of year     1,372,368    1,244,767    1,102,833
     Add (deduct):
        Granted                             207,000      180,500      183,500
        Terminated                         (42,667)     (22,000)     (15,600)
        Exercised                          (45,133)     (30,899)     (25,966)
                                         ----------   ----------   ----------

     Outstanding at end of year           1,491,568    1,372,368    1,244,767
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------
     Remaining shares reserved for
      issuance                              387,632       51,965      210,465
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------


     Options outstanding at November 30, 1995, 1994 and 1993 ranged in price from $2.25 to $10.25. Options exercised ranged in price from $2.25 to $6.75 in 1995, 1994 and 1993.

     WARRANTS

     The Company has approximately 630,000 Series 1 warrants which are outstanding from its public offering of non-transferable rights in 1992. The warrants are exercisable at $6.00 per 1.047 shares at any time until June 18, 1996. The total net proceeds from the exercise of all warrants from inception through November 30, 1995 were approximately $4,500,000.


NOTE 10 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     EQUIVALENT SHARE

     Earnings per common and common equivalent share are based on the weighted average number of common shares and common equivalent shares outstanding during the period. The modified treasury stock method was utilized to calculate the dilutive effect of the options and warrants upon the earnings per share data. Fully diluted earnings per common and common equivalent share were the same as for the primary calculation.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993





NOTE 11 - FINANCIAL INSTRUMENTS

     The amounts at which cash, accounts receivable, accounts payable and other current liabilities are presented in the balance sheets approximate their fair value due to their short maturities. The following table presents the carrying amount and fair value at November 30, 1995 and 1994 for long-term debt:


                                    1995                       1994
                         -----------------------------------------------------
                          CARRYING        FAIR        CARRYING        FAIR
                           AMOUNT         VALUE        AMOUNT         VALUE
                         -----------   -----------   -----------   -----------

     Long-term debt      $17,270,000   $17,762,000   $19,381,000   $19,841,000
                         -----------   -----------   -----------   -----------
                         -----------   -----------   -----------   -----------


     The fair value of long-term debt has been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable debt.


NOTE 12 - SUBSEQUENT EVENT

     On November 2, 1995, a wholly-owned subsidiary of the Company entered into an agreement for merger and reorganization with Stone Medical Supply Corporation ("Stone"), a distributor of physician and podiatry supplies and equipment, and its chief executive. The Company will attempt to acquire by merger all of Stone's $.01 par value common stock outstanding of approximately 3,432,000 shares in exchange for the issuance of up to 280,697 shares of the Company's $.03 par value common stock (valued at $11.50 per share) at a conversion ratio of .0818 to 1.00. It is contemplated that a tax-free merger will result and this transaction will be accounted for as a purchase. In addition, the Company entered into two non-competition agreements with two former executives of Stone with a total anticipated consideration of $1,750,000; $583,333 was paid in November 1995, $333,333 is to be paid nine months later, $100,000 per annum for five years and the remaining $333,333 is subject to a final determination of the executive's liability to the Company in connection with certain indemnification obligations.

     At a special meeting of shareholders of Stone held on January 18, 1996, the agreement of merger and reorganization was ratified and approved.

     The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $2,600,000 will be amortized on a straight-line basis over fifteen years.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993





NOTE 12 - SUBSEQUENT EVENT (CONTINUED)

     The following presents a condensed pro forma consolidated balance sheet of the Company at November 30, 1995 (Unaudited), giving effect to the Stone acquisition as if it had occurred on that date.



          ASSETS
            Current assets                                 $45,485,195
            Property, plant and equipment - net              4,137,861
            Intangible assets - net                          7,349,131
            Other assets                                       533,206
                                                           -----------

                                                           $57,505,393
                                                           -----------
                                                           -----------


          LIABILITIES AND STOCKHOLDERS' EQUITY
            Current liabilities                            $15,598,622
            Long-term debt                                  17,436,465
            Other long-term liabilities                        376,138
            Stockholders' equity                            24,094,168
                                                           -----------

                                                           $57,505,393
                                                           -----------
                                                           -----------


     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future:


                                                   YEARS ENDED NOVEMBER 30.
                                                ----------------------------
                                                    1995            1994
                                                ------------   -------------
                                                 (UNAUDITED)     (UNAUDITED)

          Net sales                             $132,138,966   $131,785,174
          Net income                            $    341,528   $  1,115,292

          Earnings per common and common
             equivalent share                           $.09           $.23


                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS





           COLUMN A                                     COLUMN B            COLUMN C            COLUMN D            COLUMN E
                                                       -----------         ----------          -----------          --------
                                                       BALANCE AT           ADDITIONS                               BALANCE
                                                        BEGINNING          CHARGED TO                                END OF
                                                         OF YEAR           OPERATIONS          DEDUCTIONS*            YEAR
                                                       -----------         ----------          -----------          --------

         DESCRIPTION

Allowance for Doubtful Accounts

  Year ended November 30, 1993                           $300,000            $321,526             $21,526            $600,000

  Year ended November 30, 1994                            600,000             268,551             218,551             650,000

  Year ended November 30, 1995                            650,000              96,000              71,790             674,210










*Deductions represent accounts written off, net of recoveries of accounts written off in prior years.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                           EXHIBIT 11 - STATEMENT RE:
         COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



                                                                                             YEARS ENDED NOVEMBER 30,
                                                                                     ----------------------------------------
                                                                                        1995           1994           1993
                                                                                     ----------     ----------     ----------

PRIMARY EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE

EARNINGS

Income before cumulative effect of accounting change                                 $1,108,889     $1,681,620     $1,202,219

MODIFIED TREASURY STOCK METHOD

Incremental income after the application of assumed
  proceeds toward repurchase of 20% of the outstanding
  common shares at the average market price, the reduc-
  tion of debt and the balance of funds invested in US
  government securities, net of applicable income taxes                                 191,461        146,222        223,048
                                                                                     ----------     ----------     ----------

Adjusted earnings                                                                    $1,300,350     $1,827,842     $1,425,267
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------


SHARES

Weighted average number of common shares
  outstanding                                                                         3,690,092      3,551,732      2,995,536

Additional shares assuming conversion of:
  Stock options and warrants utilizing the
     modified treasury stock method                                                   1,431,542      1,344,786      1,739,210
                                                                                     ----------     ----------     ----------

Number of common and common equivalent shares                                         5,121,634      4,896,518      4,734,746
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

Earnings per common and common equivalent share
  before cumulative effect of accounting change                                         $.25           $.37           $.30
                                                                                        ----           ----           ----
                                                                                        ----           ----           ----

Fully diluted earnings per common and common equivalent share were the same.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  IDENTIFICATION OF DIRECTORS

     The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                            FIRST
                                 TERM OF    BECAME       PRINCIPAL
NAME                   AGE       OFFICE     DIRECTOR     OCCUPATION
----                   ---       -------    --------   --------------

Bruce J. Haber          43         (1)        1981     President of the
                                                       Company

Marvin S. Caligor       65         (1)        1982     Consultant

Renee Steinberg         73         (1)        1971     Secretary of the
                                                       Company

K. Deane Reade, Jr.     54         (1)        1987     Managing Director of
                                                       John Hancock Capital
                                                       Growth Management,
                                                       Inc.

_________________
(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS.

     Bruce J. Haber is President of the Company and its subsidiaries. Louis Buther, Ernest W. Nelson and Michael Levy are each a Vice-President of the Company. Stuart F. Fleischer is Vice President of Finance and the Principal Financial and Accounting Officer and Gary Butler is Treasurer of the Company. Renee Steinberg is Secretary of the Company.

     The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

(c)  BUSINESS EXPERIENCE

     Bruce J. Haber is serving as President and a Director of MBM. Mr. Haber was elected to the position of President in December, 1983; has served as a Director of MBM since September, 1981; and, from that date, until his election as President of MBM, served as Executive Vice-President of MBM. Prior to his affiliation with MBM, Mr. Haber served from 1977 to August, 1981 as a Vice-President of Commercial Credit Business Services, Inc., New York. Mr. Haber holds a Bachelor of Science degree from the City College of New York and a Master of Business Administration from Baruch College in New York. Mr. Haber is a full-time employee of MBM.

     Louis Buther has been a Vice-President of MBM since December, 1983. He has served as Vice-President of MBM's wholly-owned subsidiary Caligor Physicians and Hospital Supply Corp. since May, 1983 and from March 1, 1982 to April, 1983, served as its Sales Manager. Mr. Buther also served as Sales Manager for the Caligor business from 1980 until its acquisition and prior thereto served it in the capacity of a licensed pharmacist and pharmacist intern. Mr. Buther holds an Associate Arts Science degree in Chemistry from Bronx Community College and a Bachelor of Science degree in Pharmacy from Long Island University. Mr. Buther is a full-time employee of MBM.

     Ernest W. Nelson has been a Vice-President of MBM since December, 1983. From January, 1982 until his election as a Vice-President, he was employed by MBM as a Sales Representative and then promoted to the position of National Sales Manager for MBM's MBM division. Prior thereto, Mr. Nelson was employed from June, 1981, to December, 1981, as a Sales Representative for United States Lines and, from July, 1976, to June, 1981, as an Athletic Trainer and Associate Professor at Columbia University, New York City. Mr. Nelson holds a Bachelor of Science degree from Central Connecticut State University and a Master of Arts degree from Columbia University. Mr. Nelson is a full-time employee of MBM.

     Michael Levy joined MBM in 1990 as Vice President of the Healer Products Division. Prior to joining MBM, Mr. Levy served as a Management Consultant in the women's apparel industry from 1987 to 1990. He was Senior Vice President of Rudco Industries, Inc., a financial forms manufacturer from 1975 to 1987 and held two management positions in the hardware industry from 1960 to 1975. Mr. Levy is a full-time employee of MBM.

     Stuart F. Fleischer has been Vice President of Finance, Principal Financial and Accounting Officer since April 1995. Stuart Fleischer joined the Company in March 1995. From February 1986 through March 1995, Mr. Fleischer served as a Senior Vice President and Chief Financial Officer of Communications Diversified, a promotional marketing entity. From June 1974 through January 1986, he worked on the audit staff at Price Waterhouse. Mr. Fleischer is a Certified Public Accountant and holds a Bachelor of Science degree from Lehigh University. Mr. Fleischer is a full-time employee of the Company.

     Gary L. Butler has been Treasurer of MBM and has served at various times as an executive officer in other capacities since December, 1983. From March 1, 1982 until December, 1983, Mr. Butler served as the Controller of MBM's wholly-owned subsidiary, Caligor Physicians and Hospital Supply Corp., and, prior thereto, served in such capacity with the Caligor business from May, 1975 until its acquisition by MBM. From December, 1984 to the present,

Mr. Butler has served as Treasurer of Caligor Physicians & Hospital Supply Corp. Mr. Butler holds a Bachelor of Science degree from New York University. Mr. Butler is a full-time employee of MBM.

     Marvin S. Caligor, a Director of MBM since March 1, 1982, when Caligor Physicians and Hospital Supply division of Health-Chem Corporation was acquired by MBM. Mr. Caligor also served as Senior Vice-President of MBM from March, 1982 until December, 1987. Since December, 1987, Mr. Caligor has been employed by MBM as a consultant on a part-time basis. From 1969 until its acquisition by MBM, Mr. Caligor was President of the division and an officer and director of Health-Chem Corporation. Mr. Caligor is a licensed pharmacist and holds a Bachelor of Science in Pharmacy from Columbia University.

     Renee Steinberg has served as Secretary and a Director of MBM for more than the past 5 years and has not been associated with any firm other than MBM and its subsidiaries during such period. Mrs. Steinberg received a Bachelor of Science degree from Cornell University and is a founder of MBM.

     K. Deane Reade, Jr. has been a Director of MBM since July, 1987. Mr. Reade is Managing Director of John Hancock Capital Growth Management, Inc. and a General Partner of Gramercy Hill Partners, L.P. In addition,
Mr. Reade is a director of Bangert, Dawes, Reade, Davis & Thom, Inc., a private investment banking firm with offices in New York and San Francisco. As a founder of Bangert, Dawes, Reade, Davis & Thom, Inc., he served as president since its establishment in 1975. Mr. Reade is a graduate of Rutgers University. He is a director of American/Elgen, Inc. (Irvington, New Jersey); Myers Industries, Inc. (Lincoln, Illinois); Wundies Industries Inc. (New York, New
York), Zimpro Environmental, Inc. (Rothchild, Wisconsin), U. S. Souvenir, Inc. (Honolulu, Hawaii) and Trail Blazers Camps, Inc. (New York, N.Y.) a 100 year old social service organization with a year round educational program for disadvantaged children from the Metropolitan New York - New Jersey area.

     Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

     In October, 1987, MBM established an Executive Compensation Committee with Renee Steinberg as Chairman and Bruce Haber and K. Deane Reade as members and an Audit Committee with K. Deane Reade as Chairman and Bruce Haber and Marvin Caligor as members.

     The Compensation Committee has the power to review compensation of MBM's executive officers, including salaries, the granting of stock options and other forms of compensation for executive officers whose salaries are within the purview of the Board of Directors. In some cases, the Compensation Committee may make recommendations to the entire Board of Directors for its approval or, itself exercise the powers and authority of the Board of Directors to designate compensation.

     The Audit Committee has the power to (i) select the independent certified public accountant, (ii) satisfy itself on behalf of the Board that the external and internal auditing procedures assure reliable and informative accounting and financial reporting, (iii) have meetings with management, or with the auditors, or with both management and auditors, to review the scope of the auditor's examination, audit reports and the Corporation's internal auditing procedures and reviews, (iv) monitor policies established to prohibit unethical, questionable, or illegal activities by those associated with the Corporation; and (v) review the compensation paid to the auditors through annual audit and non-audit fees and the effect on the independence of the auditors in relation thereto, and it may exercise the powers and authority of the Board of Directors to implement changes in connection with the foregoing or, at its option, may make recommendations to the entire Board of Directors for its approval.

ITEM 11.  EXECUTIVE COMPENSATION

     This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)(2) FINANCIAL STATEMENTS/SCHEDULES.

          A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report; which list is incorporated herein by reference and follows Item 9.

(a)(3)  EXHIBITS
     3 Articles of Incorporation, as amended (incorporated by reference to the Registrant's Form S-2 Registration Statement File No. 33-46319,
          Exhibit 3)

     3(A) By-Laws (incorporated by reference to the Registrant's Form S-2
          Registration Statement File No. 33-46319, Exhibit 3(A))

     10 Employment Agreement of Bruce Haber dated February 11, 1992 (incorporated by reference to Exhibit 10(C) included in the Company's Form 10-K for the fiscal year ended November 30, 1991)

    10(A) Contract with Marvin Caligor (incorporated by reference to Exhibit
          10.2 included in the Company's Form S-18 Registration Statement, File No. 2-89795-NY)

    10(B) Amendments to Caligor's Agreement (incorporated by reference to
          Exhibit 10(D) included in the Company's Form 10-K for the fiscal year ended November 30, 1991)

    10(C) New lease for Pelham Manor, New York (incorporated by reference to
          Exhibit 10(B) included in the Company's Form 10-K for the fiscal year ended November 30, 1991)

    10(D) Credit Agreement dated November 18, 1993 among Micro  Bio-Medics,
          Inc., the Bank's signatory thereto, and the Chase Manhattan, N.A. as agent (incorporated by reference to Exhibit 10.1 included in the Company's Form 8-K dated November 19, 1993)

    10(E) First Amendment to Credit Agreement dated August 1, 1994
          (incorporated by reference to Exhibit 10(a)(1) included in the Company's Form 10-K for the fiscal year ended November 30, 1994)

    10(F) Second Amendment to Credit Agreement dated December 1, 1994
          (incorporated by reference to Exhibit 10(a)(2) included in the Company's Form 10-K for the fiscal year ended November 30, 1994)

  10(F.1) Form of Third Amendment to Credit Agreement dated as of December 1,
          1995 **

    10(G) Asset Purchase Agreement dated November 19, 1993 by and between MBM
          Hospital supply Corp. and Clark Surgical Corp. (incorporated by reference to Exhibit 10.2 included in the Company's Form 8-K dated November 19, 1993)

    10(H) Amendments 1-4 to Asset Purchase Agreement dated November 19, 1993 by and between MBM Hospital Supply Corp. and Clark Surgical Corp. (incorporated by reference to Exhibit 10(b)(1) included in the Company's Form 10-K for the fiscal year ended November 30, 1993)

    10(I) Lease for the Company's facilities located in Syosset, New York by and between the Company and Lin Pac, Inc. dated December 8, 1994 (incorporated by reference to Exhibit 10(c)(2) included in the Company's Form 10-K for the fiscal year ended November 30, 1994)

    10(J) Amendment dated December 23, 1993 to Bruce Haber's  Employment
          Contract (incorporated by reference to Exhibit 10(e) included in the Company's Form 10-K for the fiscal year ended November 30, 1993)

    10(K) 1982 Incentive Stock Option Plan of Registrant (incorporated by reference to Exhibit 10.4 included in the Company's Form S-18 Registration Statement, File No. 2-89795-NY)

    10(L) 1989 Non-Qualified Stock Option Plan (incorporated by reference to
          Exhibit 28 included in the Company's Form 10-K for the fiscal year ended November 30, 1989)

    10(M) 1992 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 28(A) included in the Company's Form 10-K for the fiscal year ended November 30, 1991)

 10(M)(i) Subscription Agent Agreement (incorporated by reference to Exhibit
          10(m) included in the Registrant's Form S-2 Registration Statement File No. 33-463191, Exhibit M)

    10(N) Agreement for Merger and Reorganization dated as of November 2, 1995
          (included in Prospectus)*

    10(O) Noncompetition, Indemnification and Release Agreement of Andrew D.
          Stone dated as of November 2, 1995 *

    10(P) Noncompetition Agreement of Lyudmila Stone dated as of November 2,
          1995 *

    10(Q) Form of Escrow Agreement *

    10(R) Employment Agreement of Andrew D. Stone dated as of November 2, 1995 *

    10(S) Form of Put and Call Agreement *

    10(T) Management Agreement dated as of November 2, 1995 *

    10(U) Amendment to Bruce Haber Employment Agreement dated as of December 23,
          1993 *

    10(V) Amendment to Bruce Haber Employment Agreement dated as of April 1,
          1995 *

    10(W) Amendments to 1992 Incentive and Non-Statutory Stock Option Plan *

    10(X) Consent of Chase Manhattan Bank dated as of November 2, 1995 *

    11 Statements re: computation of per share earnings (included in Notes to Consolidated Financial Statements and Schedules thereto)

    21    Subsidiaries of Registrant *

    23    Consent of Accountants **

    27    Financial Data Schedule **

     ________________
     * Incorporated by reference to Exhibits 10(N) through 10(X) and Exhibit 21 filed as Exhibits to the Registrant's Form S-4 Registration Statement, File No. 33-64399.

     **   Filed herewith

               (b)  REPORTS ON FORM 8-K

          During the three months ended November 30, 1995, no Form 8-K was filed or required to be filed.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MICRO BIO-MEDICS, INC.



                              By: /s/ Bruce J. Haber
                                 ---------------------------
                                 Bruce J. Haber, President


Dated:    Pelham Manor, N.Y.
          February 27, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signatures                    Titles                            Date
     ----------                   ------                             ----


/s/ Bruce J. Haber
--------------------------
Bruce J. Haber                President, Principal
                              Executive Officer
                              and Director                     February 27, 1996

/s/ Marvin S. Caligor
--------------------------
Marvin S. Caligor             Director                         February 27, 1996

/s/ Stuart F. Fleischer
--------------------------
Stuart F. Fleischer           Vice President of Finance,
                              Principal Accounting
                              and Financial Officer            February 27, 1996

/s/ Renee Steinberg
--------------------------
Renee Steinberg               Secretary and Director           February 27, 1996


/s/ K. Deane Read, Jr.
--------------------------
K. Deane Reade, Jr.           Director                         February 27, 1996


                            SUPPLEMENTAL INFORMATION

     At such time as an annual report is sent to the security holders of the Registrant, copies will be forwarded to the Securities and Exchange Commission.