Form 10-K/A
period 1995-11-30
MICRO BIO MEDICS INC
filed 1996-03-28
CIK 318251

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                  FORM 10-K/A No. 1

 [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended November 30, 1995
                                          OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from ________ to ________

Commission File Number:   0-12665
---------------------------------


                                MICRO BIO-MEDICS, INC.
              --------------------------------------------------
                (Exact name of Registrant as specified in its charter)

          NEW YORK                                           13-2692560
-----------------------------                       ----------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                               (Identification No.)


846 Pelham Parkway
Pelham Manor, New York                                                    10803
----------------------------------------                               --------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number,
including area code:                                              (914) 738-8400
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


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X .   No    .
                                              ---       ---
  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

ITEM 11. EXECUTIVE COMPENSATION

  The following table provides a summary compensation table with respect to the compensation of MBM's Chief Executive Officer (CEO) and the executive officers other than the CEO who are serving as executive officers at the end of fiscal 1995 whose total annual salary and bonus, if any, exceeded $100,000.

                              SUMMARY COMPENSATION TABLE


                                                                                     Long Term Compensation
                                                                           -----------------------------------------
                                      Annual Compensation                             Awards                 Payouts
------------------------------------------------------------------------   ------------------------------   --------
(a)                    (b)         (c)           (d)            (e)            (f)             (g)            (h)            (i)
                                                               Other
     Name                                                     Annual       Restricted                                       Other
     and                                                     Compen-          Stock                          LTIP          Compen-
   Principal                                                  sation        Award (s)      Number of        Payouts        sation
   Position           Year    Salary ($)     Bonus ($)          ($)            ($)          Options           ($)            ($)
                                                                               (1)                                           (2)
------------------------------------------------------------------------------------------------------------------------------------
 Bruce J. Haber,      1995      222,577        144,131          -0-            -0-           70,000           -0-          40,431
      CEO,            1994      209,385        199,097          -0-            -0-           70,000           -0-          40,848
                      1993      191,846        154,594          -0-            -0-           35,000           -0-          25,799
------------------------------------------------------------------------------------------------------------------------------------
 Louis Buther         1995      115,885         50,874          -0-            -0-           17,500           -0-           1,150
 Vice President       1994      114,058         89,365          -0-            -0-           17,500           -0-           1,766
                      1993      107,363         62,603          -0-            -0-           15,000           -0-           1,581
------------------------------------------------------------------------------------------------------------------------------------
Ernest Nelson         1995       85,654         40,890          -0-            -0-           15,000           -0-           1,217
Vice President        1994       85,346         46,445          -0-            -0-           10,000           -0-           1,228
                      1993       82,056         39,000          -0-            -0-           15,000           -0-           1,340
------------------------------------------------------------------------------------------------------------------------------------

 (1) The restricted stock awards are based upon the dollar value of restricted stock, calculated by multiplying the closing market price of the Registrant's unrestricted stock on the date of grant by the number of shares awarded on that date.

(2) Includes contributions to MBM's 401(K) Plan and in the case of Bruce Haber, all other compensation includes insurance premiums paid for a whole life policy which Mr. Haber is allowed to designate the beneficiary and directors fees.

During the past three fiscal years, MBM has not granted stock appreciation rights. In addition, MBM does not have a defined benefit or actuarial plan. See Section 401(k) or deferred retirement plan regarding the cash or deferred retirement plan pursuant to Section 401(k) of the Code. Directors currently receive $16,000 annual compensation for their services as directors, $4,000 for services on each Audit and Compensation Committee and are eligible to receive stock options.

                                 OPTION GRANTS TABLE

     The information provided in the table below provides information with respect to individual grants of stock options during fiscal 1995 of each of the executive officers named in the summary compensation table above. MBM did not grant any stock appreciation rights during 1995.

                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           Potential
                                                                                      Realizable Value at
                                                                                         Assumed Annual
                                                                                      Rates of Stock Price
                             Individual Grants                                            Appreciation
                                                                                      for Option Term (2)
---------------------------------------------------------------------------------   --------------------------
        (a)                (b)           (c)             (d)             (e)           (f)            (g)

                                         % of
                                         Total
                                        Options/
                                      Granted to
                         Options       Employees       Exercise        Expira-
                         Granted       in Fiscal         Price          tion
        Name             (#) (3)        Year (1)        ($/Sh)          Date          5% ($)        10% ($)
--------------------------------------------------------------------------------------------------------------
Bruce Haber              70,000           34.7          9.625         2/28/05         423,850      1,052,730
--------------------------------------------------------------------------------------------------------------
Louis Buther             17,500            8.7          9.625         2/28/05         105,963        263,183
--------------------------------------------------------------------------------------------------------------
Ernest Nelson            15,000            7.4          9.625         2/28/05          90,825        225,585
--------------------------------------------------------------------------------------------------------------

 N/A - Not Applicable.

(1) The percentage of total options granted to employees in fiscal year is based upon options granted to officers, directors and employees.

(2) The potential realizable value of each grant of options assumes that the market price of MBM's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

(3)  All options are exercisable at any time until the expiration date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

     The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1995 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.


         (a)          (b)        (c)            (d)               (e)

                                                               Value of
                                             Numver of            cised
                                            Unexercised       In-the-Money
                                             Options at         Options
                    Shares       Value      FY-End (#)        at Fy-End ($)
                   Acquired    Realized     Exercisable/     Exercisable/
       Name           on        ($) (1)    Unexercisable    Unexercisable(1)
                   Exercise
                      (#)
--------------------------------------------------------------------------------
Bruce Haber           -0-         -0-       733,333/1,667   5,726,580/17,920
--------------------------------------------------------------------------------
Louis Buther          -0-         -0-        150,333/-0-     1,111,323/-0-
--------------------------------------------------------------------------------
Ernest Nelson         -0-         -0-        103,666/-0-       754,115/-0-
--------------------------------------------------------------------------------


-------------------
(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors (the "Committee") is composed of three board members, namely, Bruce J. Haber, the Company's the Chief Executive Officer ("CEO"), Renee Steinberg, the Company's Secretary, and K. Deane Reade, Jr. This Committee is responsible for reviewing, determining and recommending to the Board the annual salary, bonuses, stock option grants, stock awards and other compensation of the executive officers of the Company.

     The report describes the policies and rationales of the Committee in establishing the principal components of executive compensation in 1995. The Committee's review and determination of executive compensation includes consideration of the following factors: (a) compensation surveys of similar size companies, (b) past and future performance contributions of each executive officer, (c) the performance of the Company, both separately and relative to similar size companies, (d) historical compensation levels and (e) recommendations of independent board members with respect to compensation competitiveness.

     Under the direction of the Committee, the Company has developed a compensation strategy designed to compensate its executives on a competitive basis relative to performance and comparable to other companies of similar size. The program is intended to (a) reward executives for long-term strategic management and the enhancement of shareholder value, (b) facilitate the Company's short- and long-term planning process and (c) attract and retain key executives critical to the long-term success of the Company.

     Compensation for each of the Named Executives consists of a fixed base salary and variable components, including both short- and long-term incentive compensation in the form of bonuses, stock option grants and stock awards. An annual salary and performance incentive plan for each of the Company's executive officers, other than the CEO, based on the above-described considerations and the Company's compensation strategy, has been developed and prepared under the direction of the CEO and approved by the Committee. Subject to the CEO's contractual rights in his employment contract, the Committee reviews and fixes the CEO's compensation based on similar data as well as an assessment of his past and future contributions in leading the Company toward its objectives.

     Based on the Company's profitable operations over the past nine years, the Committee believes that the Company's executive management is dedicated to its corporate objectives of achieving significant improvements in long-term financial and operating performance. The executive compensation program outlined below is designed to implement this strategy by rewarding management for achieving these objectives.

     BASE SALARY. The Company's base salary is designed to recognize the sustained and cumulative effect on long-term results that its executives have demonstrated. The base salary is a remuneration for services provided and is fixed at levels which are competitive with amounts paid to executives at comparable companies.

     SHORT-TERM INCENTIVES. Short-term incentives in the form of annual bonuses are paid to each of the Executives named in the summary compensation table to recognize performance that is related to the achievement of key financial and operating objectives that have been established for a fiscal year. Since short-term incentives should generally reflect one year contributions, the size of the payments may vary considerably from year to year, depending on performance. At the beginning of each year, performance goals for the purposes of determining annual incentive compensation are established in each of the Company's divisions as well as in certain staff departments. These goals are objective, measurable and controllable by the responsible executive.

     LONG-TERM INCENTIVES. The Committee recognizes that long-term incentive compensation is a substantial component of the total pay package linking executive pay and corporate performance. At the Company, long-term incentive compensation in the form of equity based compensation is intended to link the interests of its executives with the interests of the Company's shareholders. The payment of stock option grants and stock grant awards are designed to be issued to executives when the Company has provided the shareholders with an acceptable return on their investment over a prolonged period of time.

     CHIEF EXECUTIVE OFFICER'S 1995 COMPENSATION. As more specifically set forth in the Summary of Compensation table, Mr. Haber earned during fiscal 1995, an annual salary of $222,577 (computed at the rate of $225,000 per annum) and an annual bonus of $144,131 equal to 7% of the Company's income before deducting taxes and the amount of his bonus in accordance with his employment contract.
In addition, Mr. Haber received options to purchase 70,000 shares of the Company's Common Stock at the then current fair market value at the time of grant.

     In determining Mr. Haber's 1995 compensation, the Committee considered the factors applied to the compensation of all executive officers as discussed above. The Committee decided that, based on these criteria, the Company's performance was successful. The Committee decided that Mr. Haber's total 1995 compensation package reflects the Company's overall performance based on the creation of shareholder value, cash flow, and net income and that his annual bonus which was based upon the terms of his employment contract, compares to that paid to CEO's of similar sized companies.

     The foregoing report has been approved by all members of the Committee.

              Renee Steinberg, Chairperson
              K. Deane Reade, Jr.
              Bruce J. Haber

COMPARATIVE PERFORMANCE BY THE COMPANY

     The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total shareholder return on its Common Stock with the cumulative shareholder return of (1) a broad equity market index, and (2) a published industry index or peer group for the past five years. Such chart compares the performance of the Company's Common Stock with (1) the NASDAQ Stock Market Index and (2) a group of public companies each of whom are listed in the peer group machinery, equipment and supplies and assumes an investment of $100 on December 1, 1990 in each of the Company's Common Stock, the stock comprising the NASDAQ Stock Market index and the stocks of the machinery, equipment and supplies.

                  COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS
                               PERFORMANCE GRAPH FOR
                               MICRO BIO MEDICS, INC

PREPARED BY THE CENTER FOR RESEARCH IN SECURITY PRICES
PRODUCED ON 01/26/96 INCLUDING DATA TO 11/30/95

[GRAPH]

EMPLOYMENT AND CONSULTING AGREEMENTS

     MBM has a five year Employment Agreement with Bruce J. Haber subject to an automatic one year extension on April 1st of each year commencing April 1, 1996, unless either party elects not to extend the contract after giving the other party at least 180 days prior written notice. Pursuant to this agreement, Mr. Haber has agreed to devote his full time and efforts to the business of MBM and to serve as MBM's President and Chief Executive Officer. Mr. Haber is currently receiving a base salary of $240,750 per annum which compensation is increased annually by at least $5,000 per annum until the termination of the agreement, subject to additional increases at the discretion of the Board of Directors. Mr. Haber is also entitled to be paid each year an annual bonus for the most recently completed fiscal year equal to no less than 7% of MBM's income before income taxes and Mr. Haber's bonus. Mr. Haber received a whole-life policy covering his life, presently in the sum of $2,000,000 and the use of a
Company motor vehicle.   In the event Mr. Haber's employment agreement is
terminated for any reason other than his willful misconduct, then Mr. Haber shall be entitled, as liquidated damages, to an amount of money equal to the greater of $2,000,000 or the sum of five years compensation. In the event there is a dispute as to the amount of liquidated damages payable to Mr. Haber, then on the termination date MBM shall be required to pay into an interest bearing escrow account, the sum of $4,000,000 less the amount of liquidated damages paid to Mr. Haber which is not in dispute. Mr. Haber will continue to receive his full compensation during the continuation of any dispute.

     If there is a substantial change in the management of MBM, wherein any Board of Directors that may be elected becomes opposed to, or acts contrary to, the policy of the Board of Directors now in control of MBM and, as a result thereof, Mr. Haber, in his sole discretion, finds it difficult for him to work harmoniously and effectively with any such Board of Directors of MBM, or the Board of Directors of MBM shall determine that Mr. Haber shall not be the President and Chief Executive Officer of MBM, or Mr. Haber shall not be elected as a member of the Board of Directors of MBM, then, in any of such events, Mr. Haber shall have the absolute right and option to resign upon giving MBM 60 days written notice of his intention to do so. Upon such resignation, Mr. Haber shall be entitled to the liquidated damages and expenses as set forth above in consideration of Mr. Haber's agreement not to compete with MBM for a period of one year following his resignation. Pursuant to Mr. Haber's employment agreement, MBM is obligated to provide to Mr. Haber indemnification for any claim or lawsuit which may be asserted against him when acting in his capacity as an officer and director of MBM provided said indemnification is not in violation of any federal or state law, rule or regulations.

     On January 1, 1988, Mr. Caligor commenced serving MBM as a part-time consultant at an annual cash compensation of $100,000. Mr. Caligor's consulting contract which originally provided for a termination date of December 31, 1990 was extended by MBM's Board of Directors and currently terminates on December 31, 1996.

STOCK OPTION PLANS

     An Incentive Stock Option Plan (the "1982 Incentive Plan") was adopted by the Board of Directors and stockholders on February 24, 1982 and terminated on February 24, 1992 as to the granting of new options. The 1982 Plan provided that an aggregate of 166,666 shares of MBM's Common Stock were issuable, subject to adjustment in the event of changes in the capital structure of MBM.
Employees of MBM were eligible for selection as participants. During fiscal 1995, 1994 and 1993, 11,300 shares, 12,666 shares and 15,333 shares, respectively, of MBM's Common Stock were issued at exercise prices ranging from $2.25 per share to $4.00 per share. As of February 29, 1996, MBM has 90,367 options outstanding under the 1982 Plan at exercise prices ranging from $2.25 per share to $4.00 per share.

     On April 14, 1989, the Board of Directors adopted and the shareholders later approved a 1989 Non-qualified Stock Option Plan, (the "1989 Plan"), in order to attract and retain qualified employees, officers and directors. Under the 1989 Plan, options to purchase a maximum of 416,666 shares of Common Stock may be granted to employees, officers and directors of MBM. If any options granted under the 1989 Plan expire or terminate for any reason without having been exercised in full, the unpurchased shares shall become available for further options pursuant to the 1989 Plan. The 1989 Plan also provides that no options may be granted after April 13, 1999. The 1989 Plan is administered by the Board of Directors of MBM or by a Stock Option Committee appointed by the Board which consists of not less than three directors. The maximum term of any option under the Plan is ten years. The Board of Directors or Committee appointed by the Board determines which employee, officer or director shall have options under the 1989 Plan, the number of shares of Common Stock that may be purchased under each option, the option price and all other provisions of the respective option agreements (which need not be identical), including but not limited to provisions concerning the time or times when, and the extent to which, the options may be exercised and any limitations upon the transferability of such shares. Each option granted under the 1989 Plan is non-transferable, may be exercised only if the participant has been continuously a director, consultant or employee of MBM. However, in the case of death, the lawful heirs and/or beneficiaries of a deceased optionee may exercise such options for a period of six months after the optionee's death. As of November 30, 1995, MBM had outstanding options under the 1989 Plan to purchase an aggregate of 400,567 shares of MBM's Common Stock at exercise prices from $2.25 per share to $4.00 per share to various officers and members of the Board of Directors. As of November 30, 1995, substantially all of these options are exercisable. During fiscal 1995, 1994 and 1993, 4,333 shares, 4,000 shares and 4,333 shares, respectively, of MBM's Common Stock were issued at exercise prices ranging from $2.25 to $4.00 per share.

     On January 28, 1992, the Board of Directors of MBM adopted a Stock Option Plan (the "1992 Plan") which was approved by stockholders on September 17, 1992. The 1992 Plan, as amended, covers 1,350,000 shares of Common Stock.which the Board of Directors have increased to 1,850,000 shares, subject to stockholder approval at the upcoming annual meeting of stockholders. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options." Persons eligible to receive options under the 1992 Plan includes employees, directors, officers, consultants or advisors, provided that bona fide services shall be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction; however, only employees are eligible to receive an Incentive Option. The 1992 Plan also provides that no options may be granted after January 27, 2002.

     The 1992 Plan is administered by MBM's Board of Directors or a stock option committee consisting of three members of the Board which has the authority to determine the persons to whom options shall be granted, whether any particular option shall be an Incentive Option or a Non-Statutory Option, the number of shares to be covered by each option, the time or times at which options will be granted or may be exercised and the other terms and provisions of the Options. An Optionee of a Stock Option who terminates his employment with MBM, other than by reason of his death or disability, may not exercise his Option. The lawful heirs or beneficiaries of a deceased Optionee may exercise Stock Options for a maximum period of six months after the Optionee's death, so long as the Option has otherwise not expired. All Stock Options are non-transferable except by will or the laws of descent and distribution.

     The 1992 Plan also provides that: (i) the exercise price of options granted thereunder is not less than 100% (or in the case of an Incentive Option, 110% if the optionee owns 10% or more of the outstanding voting securities of
MBM) of the fair market value of such shares on the date of grant, as determined by the Board or Stock Option Committee, and (ii) no option by its terms may be exercised more than ten years (five years in the case of an Incentive Option, where the optionee owns 10% or more of the outstanding voting securities of MBM) after the date of grant. Any options which are canceled or not exercised within the option period become available for future grants.

     The 1992 Plan will (a) upon the occurrence of an Acquisition Event (as defined in the 1992 Plan), at the election of an optionee, permit each optionee to exercise all or any portion of such optionee's exercisable Options by borrowing from MBM, and MBM shall be obligated to loan such optionee an amount equal to the aggregate exercise price of such Options intended to be exercised by such optionee. Such optionee shall use the proceeds of such loan to exercise such Options. Such optionee shall issue to MBM a promissory note made by such optionee in a principal amount equal to the amount of such loan. The optionee will pledge to MBM to secure the repayment of such loan all shares of Common Stock issued to the optionee upon exercise of Options pursuant to this paragraph. At the time of such loan, such loan shall have a rate of interest and such loan and pledge shall have such additional terms and conditions all as determined by the Board of a Committee thereof; (b) upon the occurrence of a Change of Control, as defined in the 1992 Plan, which Change of Control is not approved by a vote of at least eighty percent (80%) of the directors that constitute the Board immediately prior to the occurrence of such Change of Control, terminate all Options as of the time immediately prior to the occurrence of such Change of Control and the respective optionees shall surrender all of their unexercised Options for cancellation by MBM and, upon such surrender, the optionee shall receive (1) the cash, securities or other consideration he would have received had he been entitled to exercise, and had he exercised, such Option or Options immediately prior to such Change of Control and had he disposed of his shares issuable upon such exercise in connection with such Change of Control (subject to required deductions and withholdings), minus (2) an amount of cash or fair market value of securities or other such consideration equal to the exercise price of such Option or Options surrendered. (i) The foregoing shall not apply to all incentive stock options granted prior to the June 23, 1995, the date of stockholder approval of such provisions, (ii) any non-statutory stock option granted prior to June 23, 1995 where a written consent is required to be obtained from the optionee whose rights have been adversely affected and such consent is not obtained from the optionee, or (iii) any Option whatsoever where an event of default would be created under MBM's then-existing institutional loan(s) and such event of default is not waived prior to such occurrence or cured pursuant to the terms of said loan agreements. As of February 29, 1996, MBM has under the 1992 Plan Incentive and Non-Statutory Stock Options outstanding to purchase 1,133,700 shares of MBM's Common Stock at exercise prices ranging from $4.00 per share to $12.25 per share. During fiscal 1995, 22,800 shares of MBM's Common Stock were issued at exercise prices ranging from $4.00 to $6.75 per share.

SECTION 401(k) OR DEFERRED RETIREMENT PLAN

     Effective December 1, 1985, MBM initiated a cash or deferred retirement plan pursuant to Section 401(k) of the Code (the "Plan"). All employees are eligible to enroll and to receive benefits under the Plan, beginning February 1, 1986, the commencement date of the plan. Employees can elect to contribute up to 20% of their compensation to the Plan and MBM will make matching contributions in an amount equal to 20% of the amount of the Participant's contribution that is not in excess of 5% of compensation. A Participant shall at all times have a one hundred (100%) percent vested interest in his contribution Account. Any distributions to be made under the Plan to a Participant will begin not later than the 60th day after the latest of the close of the Plan year in which (a) the Participant attains his normal retirement age (i.e. 59-1/2), or (b) the date the Participant terminates his employment with MBM, or (c) such later date pursuant to his written election. Prior to retirement, Plan savings may be payable upon an employee's death (payable to his or her designated beneficiary), disability (as defined in the Plan) or termination by MBM. Plan savings are payable, at the Plan Administrator's option, in either one lump sum or in installments. The Participant may be consulted prior to making such determination. For the fiscal years ended November 30, 1995, 1994 and 1993, MBM's matching contributions amounted to $62,200, $29,985 and $24,687, respectively.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of its Common Stock and all executive officers and directors, both individually and as a group. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of Common Stock which may be acquired by a person within sixty days of March 1, 1996 are considered outstanding, but shall not be deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.

                                   Amount
                                 and Nature         Approximate
Name and Address of             of Beneficial        Percent
Beneficial Owner (1)            Ownership (1)      of Class (2)
--------------------            -------------      ------------
Renee Steinberg (3)(12)
20080 Boca West Drive
Apt. 458
Boca Raton, FL 33434              140,668               3.4

Bruce J. Haber (4)                923,834              18.6

Louis Buther (5)                  181,667               4.2

Marvin S. Caligor (11)            106,083               2.5

Ernest W. Nelson (6)              121,834               2.8

Gary Butler (7)                    19,500                *

K. Deane Reade, Jr.(8)(10)
One Madison Ave. Suite 25A
Box 20
New York, NY 10010                194,519               4.5

Michael Levy (12)                   6,000                *

Stuart F. Fleischer (13)           20,000                *




All executive officers
and directors as a group
(nine persons) (9)              1,759,105              31.8


-------------------
*    Represents less than one percent of the outstanding Common Stock.

 (1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named. All addresses, except as otherwise noted, are c/o of Micro Bio-Medics, Inc., 846 Pelham Parkway, Pelham Manor, NY 10803.

 (2) Based upon 4,172,755 shares of Common Stock outstanding on March 1, 1996 after giving effect to the January 18, 1996 acquisition of Stone Medical Supply Corporation through the issuance of 280,696 shares. The foregoing does not include the possible issuance of shares in connection with the exercise or conversion of outstanding warrants, options or debentures.

 (3) May be deemed to be a "founder" or "parent" of MBM for purposes of the Securities Act of 1933, as amended. Includes options to purchase 27,334 shares granted to Renee Steinberg.

 (4) Includes options to purchase 805,000 shares granted to Mr. Haber. A non-executive officer of MBM has agreed for a period of ten years from January 18, 1996, unless such shares are transferred to an unrelated third party, to vote such shares in accordance with the directions of Bruce J. Haber, or if Mr. Haber dies, becomes disabled or is unable to give such directions, then in accordance with the directions of the board of directors of MBM. The amount of shares included in Mr.Haber's beneficial ownership does not include such non-executive officer's shares. If such non-executive officer's shares are deemed beneficially owned by Mr. Haber, then Mr. Haber may be deemed to beneficially own 1,085,286 shares (21.2%).

 (5) Includes options to purchase 165,333 shares granted to Mr. Buther.

 (6) Includes options to purchase 113,666 shares granted to Mr. Nelson.

 (7) Includes options to purchase 13,166 shares granted to Mr. Butler.

 (8) Includes shares owned under certain retirement trusts and profit sharing plans.

 (9) Includes options to purchase 1,356,499 shares granted to officers and directors, 25,000 shares issuable upon exercise of Debentures and 20,021 shares issuable upon exercise of 19,122 Series 1 Warrants. The amount of shares owned by all executive officers and directors as a group does not include 161,452 shares of Common Stock which may be deemed beneficially owned by Bruce Haber as discussed in footnote 4. In the event that such 161,452 shares were deemed beneficially owned by Mr. Haber, then the amount of shares beneficially owned by all executive officers and directors as a group would be 1,925,000 representing 34.0% of MBM's outstanding shares.

(10) Includes options to purchase 128,333 shares. Also includes 7,853 shares issuable upon exercise of 7,500 Series 1 Warrants and 25,000 shares issuable upon conversion of certain Debentures.

(11) Includes options to purchase 74,667 shares granted to Mr. Caligor and 12,168 shares issuable upon exercise of 11,622 Series 1 Warrants.

(12) Includes options to purchase 6,000 shares granted to Mr. Levy.

(13) Includes options to purchase 20,000 shares granted to Mr. Fleischer.

     The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 31, 1993, MBM issued 72,376 shares, later adjusted to 71,229 shares, as part of the consideration to acquire Harrisburg Surgical Supply Incorporated from an unaffiliated third party. Mr. Haber had the right to vote these shares until the transfer of these shares to an unrelated third party which took place on March 31, 1995.

     In November 1993, MBM completed the sale in a private placement offering of $3,000,000 of its 7% Convertible Subordinated Debentures Due October 30, 2003. K. Deane Reade, Jr. purchased $130,000 of the Debentures and may be deemed to have a beneficial ownership in an additional $70,000 purchased in the private placement.

     On January 18, 1996, MBM issued 280,696 shares in connection with its acquisition of Stone Medical Supply Corporation, 161,452 shares of which are owned by Andrew Stone. Mr. Stone has agreed for a period of ten years from January 18, 1996 to vote his MBM shares in accordance with directions of Bruce
J. Haber or if Mr. Haber dies, becomes disabled or unable to give directions, then in accordance with directions of the MBM Board of Directors, until such time as such shares are transferred to an unrelated third party.

                                      SIGNATURES


     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MICRO BIO-MEDICS, INC.


                                  By: /s/ Bruce J. Haber
                                      -------------------------
                                      Bruce J. Haber, President


Dated:   Pelham Manor, N.Y.
         March 22, 1996