Form 10-Q
period 1996-02-29
MICRO BIO MEDICS INC
filed 1996-04-12
CIK 318251

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10Q

(X)                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended February 29, 1996

                                          OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to________

Commission File Number: 0-12665
- -------------------------------

                                MICRO BIO-MEDICS, INC.
           ---------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

      New York                               13-2692560
- -----------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

846 Pelham Parkway
- ---------------------------
Pelham Manor, New York                                           10803
- ---------------------------                                   --------
(Address of principal executive offices)                     (Zip Code)

 Registrant's telephone number,
including area code                                      (914) 738-8400
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

The number of shares of Registrant's Common Stock, par value $.03 per share outstanding as of April 3, 1996 was 4,176,473.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                            QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED FEBRUARY 29, 1996

                                        INDEX
                                        -----


                                                                   Page
                                                                  Number
                                                                  ------


Part I Financial Information

   Item 1. Financial Information
           Consolidated Statements of Operations -
           Three Months Ended February 29, 1996 (Unaudited)
           and 1995 (Unaudited)                                      3

           Consolidated Balance Sheets -
           February 29, 1996 (Unaudited) and November 30, 1995      4-5

           Consolidated Statements of Cash Flows
           Three Months Ended February 29, 1996 (Unaudited)
           and 1995 (Unaudited)                                     6-7

           Notes to Consolidated Financial Statements (Unaudited)    8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-10


Part II                                                              11

Signature Page                                                       12

Exhibits                                                           13-14

                    MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  ( UNAUDITED )
                  --------------------------------------------
                                             Three Months Ended
                                         --------------------------
                                           February 29, February 28,
                                              1996         1995
                                           -----------  -----------
NET SALES                                 $29,887,421  $24,868,640
COST OF GOODS SOLD                         23,591,909   19,704,509
                                         -------------------------
GROSS PROFIT                                6,295,512    5,164,131
                                         -------------------------
OPERATING EXPENSES
  Selling, shipping and warehouse           3,823,293    3,399,879
  General and administrative                2,006,500    1,836,359
  Interest and financing costs
    (net of interest income of $ 35,728
    in 1996, $ 55,067 in 1995)                314,103      311,871
                                         -------------------------
   Total operating expenses                 6,143,896    5,548,109
                                         -------------------------
INCOME (LOSS) BEFORE INCOME TAXES             151,616     (383,978)

PROVISION (BENEFIT) FOR INCOME TAXES           63,700     (161,300)
                                         -------------------------

NET INCOME ( LOSS )                           $87,916    ($222,678)
                                         -------------------------
                                         -------------------------


EARNINGS (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE                     $  .02       $ (.06)

NUMBER OF SHARES USED IN
COMPUTING EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE                 5,499,024    3,602,240
                                         -------------------------
                                         -------------------------

DIVIDENDS PER COMMON SHARE                    None         None
                                         -------------------------
                                         -------------------------


The notes to financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       ---------------------------------------



                                        ASSETS
                                       --------


                                                  February 28,
                                                       1995     November 30,
                                                  (UNAUDITED)        1995
                                                   ----------    ----------
CURRENT ASSETS
   Cash                                            $1,841,803    $2,817,285
   Accounts receivable, less allowance for
     doubtful accounts, of $774,921 in February
     1996 and $674,210 in November 1995            27,443,389    25,657,607
   Inventory                                       11,979,529    12,318,756
   Deferred income taxes                              485,500       485,500
   Prepaid expenses and other current assets          745,512       657,768
   Loan receivable                                    342,227
   Prepaid income taxes                               473,455       471,710
                                                 ------------  ------------
        Total current assets                       43,311,415    42,408,626

PROPERTY, PLANT AND EQUIPMENT - at cost
  net of accumulated depreciation and
  amortization of $4,065,799 at February 1996
  and $3,616,134 at November 1995                   3,938,629     3,477,807

INTANGIBLE ASSETS - net of accumulated
  amortization of $1,149,933 at February 1996
  and $1,061,323 at November 1995                   7,706,814     4,990,073

LOAN RECEIVABLE                                        80,000
OTHER ASSETS                                          165,205       259,206
                                                 ------------  ------------
                                                  $55,202,063   $51,135,712
                                                 ============  ============


The notes to financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       ---------------------------------------



                         LIABILITIES AND STOCKHOLDERS' EQUITY
                        -------------------------------------


                                              February 29,
                                                   1996      November 30,
                                               (UNAUDITED)       1995
                                               ------------   ------------
CURRENT LIABILITIES:
   Current maturities of
     long term debt                               $490,017       $479,195
   Accounts payable                             12,617,907     10,297,403
   Accrued expenses and
     sundry liabilities                          1,614,985      1,666,762
                                               -----------    -----------

         Total current liabilities              14,722,909     12,443,360


LONG-TERM DEBT, net of
    current maturities                          15,998,722     17,270,062

DEFERRED INCOME TAXES                               39,211        358,138
                                               -----------    -----------
        Total Liabilities                       30,760,842     30,071,560
                                               -----------    -----------


STOCKHOLDERS' EQUITY
   Preferred stock $ 1.00 par value
     Authorized-1,000,000 shares
     no shares issued                                    -              -
   Common stock $.03 par value
     Authorized - 7,000,000 shares
     Issued     - 4,170,759 in February 1996
                - 3,878,804 in November 1995       125,122        116,364
Capital in excess of par value                  15,687,652     12,407,257
Retained earnings                                8,629,611      8,541,695
Less: Cost of 1,167 shares of common
        stock in treasury                      (     1,164)   (     1,164)
                                              -------------   ------------
     Total stockholders' equity                 24,441,221     21,064,152
                                              -------------   ------------
                                               $55,202,063    $51,135,712
                                              =============   ============


The notes to financial statements are made a part hereof.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                 ---------------------------------------


                                             Three Months Ended
                                          February 29,  February 28,
                                          ------------  ------------
                                               1996          1995
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income ( Loss )                            $87,916     ($222,678)
                                          ------------   -----------
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Expenses not requiring the use of cash:
     Depreciation and amortization             282,711       235,383
     Provision for losses on
       accounts receivable                       5,701        17,350
     Exercise of employee stock options
   Changes in assets and liabilities,
       net of effect of asset acquisitions
     Due to seller                                          (122,590)
     Accounts receivable                      (505,445)    3,347,196
     Inventory                                 310,648       146,165
     Prepaid expenses and other current
       assets                                  (29,315)     (441,232)
     Other assets                             (328,226)      209,621
     Prepaid income taxes                       62,154
     Accounts payable                        1,219,346    (3,532,974)
     Accrued expenses and sundry
       liabilities                            (216,319)     (376,281)
                                          ------------  ------------
                                               801,255      (517,362)
                                          ------------  ------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                        889,171      (740,040)
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants         41,022        32,460
     Exercise of employee stock options         20,125       107,132
     Net borrowings (repayments) under
        revolving loan agreements           (1,500,000)     (400,000)
     Repayment of long-term debt              (158,446)     (124,260)
                                          ------------  ------------
NET CASH BY (USED IN)
  FINANCING ACTIVITIES                      (1,597,299)     (384,668)
                                          ------------  ------------

The notes to financial statements are made a part hereof

                          MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                          ---------------------------------------
                                         (CONTINUED)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                     (267,354)     (145,820)
                                          ------------  ------------
NET CASH USED IN
        INVESTING ACTIVITIES                  (267,354)     (145,820)
                                          ------------  ------------

NET ( DECREASE ) IN CASH                      (975,482)   (1,270,528)



CASH-beginning of period                     2,817,285     3,333,345
                                          ------------  ------------
CASH-end of period                          $1,841,803    $2,062,817
                                          ------------  ------------
                                          ------------  ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid  for:
      Interest                                $349,831      $366,938
                                          ------------  ------------
                                          ------------  ------------
      Income taxes                              $1,500       $48,060
                                          ------------  ------------
                                          ------------  ------------


BUSINESS ACQUIRED FOR ISSUANCE OF STOCK
   which is not reflected in the above
   statement                                $3,228,004
                                          ------------
                                          ------------

The notes to financial statements are made part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                  NOTES TO FORM 10-Q
                                  FEBRUARY 29, 1996
                                     (UNAUDITED)
                       ---------------------------------------


NOTE A

    The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at November 30, 1995, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

NOTE B

    The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE C - ACQUISITION


    Pursuant to an agreement for merger and reorganization dated November 2, 1995 among MBM, Diagnostic Leasing Corp. ("DLC"), Stone Medical Supply Corporation ("Stone"), a distributor of physician and podiatry supplies and equipment, and Andrew D. Stone, Stone was merged into DLC with DLC as the surviving corporation on January 18, 1996. The Company issued approximately 280,696 shares of its common stock in exchange for the outstanding shares of Stone. Subsequent to the merger, DLC changed its name to Stone Medical Supply Corporation.

NOTE D - EARNINGS PER SHARE

    Earnings per common and common equivalent share for the three month period ended February 29, 1996 was computed based upon the Modified Treasury Stock Method. Loss per share for the three month period ended February 28, 1995 was computed based upon the weighted average number of common shares outstanding as using outstanding options and warrants would have been anti-dilutive.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                  FEBRUARY 29, 1996
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
            --------------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

For the three months ended February 29, 1996 net sales increased 20.2% from the prior year. The increase in net sales resulted from our continuing effort to increase market penetration and sales volume to our existing customer base, the addition of new customers and the acquisition of Stone Medical Supply Corporation. For the three months ended February 29, 1996, the introduction of new products, changing prices and inflation had no material impact on the Company's operations.

OPERATING EXPENSES
- ------------------

Gross Profit expressed as a percent of net sales increased from 20.8% to 21.1% for the three month period ended February 29, 1996 due to changes in the product mix. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales decreased 1.6% for the three months ended February 29, 1996 when compared to the prior period.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)
- -----------------------------------------------------

Interest expense net of interest income expressed as a percent of net sales decreased .2% for the three months ended February 29, 1996 when compared to the prior period as a result of decreases in the interest rates charged by financial institutions.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                  FEBRUARY 29, 1996
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
            --------------------------------------------------




LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the three months ended February 29, 1996 the Company continued to meet its cash needs via cash flow from operations and borrowings. During the three months ended February 29, 1996 and 1995 the Company had an average of approximately $12,300,000 and $10,300,000, respectively, of unused credit lines available each month over its normal operating requirements.

For the three months ended February 29, 1996, the Company provided cash from operating activities. The increase in accounts payable and accounts receivable over and above a decrease in inventory contributed to the Company's cash. For the three months ended February 28, 1995, the Company used cash from operating activities. The decrease in accounts payable and accrued expenses over and above the decrease in accounts receivable and inventory contributed to the Company's use of cash. During the three months ended February 29, 1996 and February 28, 1995, the Company's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement.

Management believes that its working capital of approximately $28,600,000 at February 29, 1996 provides sufficient liquidity for its short and long term requirements and that the Company's long term liquidity is not materially effected by any restrictive covenants contained in the Company's Revolving Credit Agreement. Further, Management believes that the Company should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides the Company with the resources it reasonably expects to meet its cash commitments through fiscal 1996.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                  NOTES TO FORM 10-Q
                                  FEBRUARY 29, 1996
                                     (UNAUDITED)
                       ---------------------------------------



Item 6 - Exhibits and Reports on Form 8-K
         ---------------------------------

         a. Exhibit 11 - Earnings per share

            Exhibit 27 - Financial Data Schedule

         b. No report on Form 8-K was required to be filed by Registrant during the quarter ended February 29, 1996.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     MICRO BIO-MEDICS, INC.
                     ----------------------
                     Registrant





     Date:  April 8, 1996
            ------------------                  ---------------------
                                                 Bruce J. Haber President
                                                 and Chief Executive
                                                 Officer



     Date:  April 8, 1996
            ------------------                   ---------------------
                                                 Stuart F. Fleischer
                                                 Vice-President - Finance
                                                 and Chief Financial
                                                 Officer