Form 10-Q
period 1996-05-31
MICRO BIO MEDICS INC
filed 1996-07-11
CIK 318251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

|X|                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1996

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

Commission File Number: 0-12665
- -------------------------------

                             MICRO BIO-MEDICS, INC.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                            13-2692560
- ----------------------------------------------------------------------
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

846 Pelham Parkway
Pelham Manor, New York                                         10803
- ----------------------                                         ------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
including area code                                   (914) 738-8400
                                                      ---------------

                             Not Applicable
- ---------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  |X|     No |_|

The number of shares of Registrant's Common Stock, par value $.03 per share outstanding as of June 26, 1996 was 5,019,219.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1996

                                      INDEX



                                                                   Page
                                                                  Number
                                                                  ------



Part I Financial Information

   Item 1. Financial Information
           Consolidated Statements of Operations -
           Six Months and Three Months Ended May 31, 1996
           (Unaudited) and 1995 (Unaudited)                          3

           Consolidated Balance Sheets -
           May 31, 1996 (Unaudited) and November 30, 1995           4-5

           Consolidated Statements of Cash Flows
           Six Months Ended May 31, 1996 (Unaudited)
           and 1995 (Unaudited)                                     6-7

           Notes to Consolidated Financial Statements (Unaudited)    8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-10


Part II                                                             11-13

Signature Page                                                       14

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
               ---------------------------------------------------



                                            Six Months Ended May 31,      Three Months Ended May 31,
                                          ---------------------------    ---------------------------
                                              1996           1995            1996           1995
                                          ------------   ------------    ------------   ------------

NET SALES                                 $ 66,228,124   $ 52,957,943    $ 36,340,703   $ 28,089,303
COST OF GOODS SOLD                          52,386,882     41,892,740      28,794,973     22,188,231
                                          ------------   ------------    ------------   ------------

GROSS PROFIT                                13,841,242     11,065,203       7,545,730      5,901,072

OPERATING EXPENSES
  Selling, shipping and warehouse            8,229,921      7,112,659       4,406,628      3,712,780
  General and administrative                 4,301,030      3,664,158       2,294,530      1,827,799
  Interest and financing costs
    (net of interest income of $ 42,157
    in 1996, $ 81,420 in 1995)                 553,100        670,298         238,997        358,427
                                          ------------   ------------    ------------   ------------

   Total operating expenses                 13,084,051     11,447,115       6,940,155      5,899,006
                                          ------------   ------------    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES              757,191       (381,912)        605,575          2,066

PROVISION (BENEFIT) FOR INCOME TAXES           303,000       (160,400)        239,300            900
                                          ------------   ------------    ------------   ------------

NET INCOME (LOSS)                         $    454,191   $   (221,512)   $    366,275   $      1,166
                                          ============   ============    ============   ============

EARNINGS (LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE                   $        .09   $       (.06)   $        .07   $       --
                                          ============   ============    ============   ============

NUMBER OF SHARES USED IN
COMPUTING EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE                  5,565,792      3,622,067       5,632,540      3,641,895
                                          ============   ============    ============   ============


DIVIDENDS PER COMMON SHARE                   None           None            None           None
                                          ============   ============    ============   ============





The notes to financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                ------------------------------------------------




                                     ASSETS




                                                     May 31, 1996   November 30,
                                                      (UNAUDITED)        1995
                                                      -----------    -----------

CURRENT ASSETS
     Cash                                             $ 1,291,725    $ 2,817,285
     Accounts receivable, less allowance for
       doubtful accounts, of $829,232 in May
       1996 and $674,210 in November 1995              27,659,515     25,657,607
     Inventory                                         13,715,793     12,318,756
     Deferred income taxes                                485,500        485,500
     Prepaid expenses and other current assets            610,997        657,768
     Loan receivable                                      444,248
     Prepaid income taxes                                 234,078        471,710
                                                      -----------    -----------

        Total current assets                           44,441,856     42,408,626

PROPERTY, PLANT AND EQUIPMENT - at cost
  net of accumulated depreciation and
  amortization of $3,001,741 at May 1996
  and $3,616,134 at November 1995                       3,872,886      3,477,807

INTANGIBLE ASSETS - net of accumulated
  amortization of $  918,881 at May 1996
  and $1,061,323 at November 1995                       7,942,339      4,990,073

OTHER ASSETS                                              167,213        259,206
                                                      -----------    -----------

                                                      $56,424,294    $51,135,712
                                                      ===========    ===========






The notes to financial statements are made a part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
      ---------------------------------------------------------------------



                      LlABILITIES AND STOCKHOLDERS' EQUITY



                                                   May 31, 1996    November 30,
                                                   (UNAUDITED)         1995
                                                   ------------    ------------

CURRENT LIABILITIES:
     Current maturities of long term debt          $    452,442    $    479,195
     Accounts payable                                15,471,509      10,297,403
     Accrued expenses and sundry liabilities          1,655,123       1,666,762
                                                   ------------    ------------

       Total current liabilities                     17,579,074      12,443,360


LONG-TERM DEBT, net of
    current maturities                               12,450,356      17,270,062

DEFERRED INCOME TAXES                                    39,211         358,138
                                                   ------------    ------------

     Total Liabilities                               30,068,641      30,071,560
                                                   ------------    ------------


STOCKHOLDERS' EQUITY
     Preferred stock $ 1.00 par value
       Authorized-1,000,000 shares
       no shares issued                                    --              --
     Common stock $.03 par value
       Authorized - 7,000,000 shares
       Issued     - 4,382,804 in May 1996
                  - 3,878,804 in November 1995          131,484         116,364
Capital in excess of par value                       17,229,449      12,407,257
Retained earnings                                     8,995,884       8,541,695
Less: Cost of 1,167 shares of common
        stock in treasury                                (1,164)         (1,164)
                                                   ------------    ------------

     Total stockholder's equity                      26,355,653      21,064,152
                                                   ------------    ------------

                                                   $ 56,424,294    $ 51,135,712
                                                   ============    ============



The notes to financial statements are made a part hereof.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              -----------------------------------------------------


                                                      Six Months Ended May 31,
                                                    ---------------------------
                                                       1996            1995
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)                                   $   454,191     $  (221,512)

Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Expenses not requiring the use of cash:
     Depreciation and amortization                      547,208         493,982
     Provision for losses on
       accounts receivable                               60,012          32,192
   Changes in assets and liabilities,
     Due to seller                                                     (101,828)
     Accounts receivable                               (775,882)      3,160,445
     Inventory                                       (1,425,617)        567,230
     Prepaid expenses and other current
       assets                                             2,788        (273,330)
     Other assets                                      (353,517)        199,680
     Prepaid income taxes                               301,531
     Accounts payable                                 4,074,209      (3,822,708)
     Accrued expenses and sundry
       liabilities                                     (176,181)       (603,819)
                                                    -----------     -----------

                                                      2,254,551        (348,156)
                                                    -----------     -----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                               2,708,742        (569,668)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                  60,192         216,033
     Exercise of employee stock options                 151,525         158,355
     Net repayments under
        revolving loan agreements                    (3,500,000)       (650,000)
     Repayment of long-term debt                       (244,386)       (291,587)
                                                    -----------     -----------

NET CASH USED IN
  FINANCING ACTIVITIES                              $(3,532,669)    $  (567,199)
                                                    -----------     -----------





The notes to financial statements are made a part hereof

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              -----------------------------------------------------

                                   (CONTINUED)


                                                      Six Months Ended May 31,
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                            $  (127,662)   $  (113,838)
     Payments for intangible assets                     (573,971)      (523,009)
                                                     -----------    -----------

NET CASH USED IN
        INVESTING ACTIVITIES                            (701,633)      (636,847)
                                                     -----------    -----------


NET (DECREASE) IN CASH                                (1,525,560)    (1,773,714)

CASH-beginning of period                               2,817,285      3,333,345
                                                     -----------    -----------

CASH-end of period                                   $ 1,291,725    $ 1,559,631
                                                     ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid  for:
      Interest                                       $   595,257    $   751,718
                                                     ===========    ===========

      Income taxes                                   $    65,524    $    48,175
                                                     ===========    ===========



BUSINESS ACQUIRED FOR ISSUANCE OF STOCK
   which is not reflected in the above
   statement                                         $ 3,228,004
                                                     ===========



The notes to financial statements are made part hereof.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                               NOTES TO FORM 10-Q
                                  MAY 31, 1996
                                   (UNAUDITED)
                     ---------------------------------------
NOTE A

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

NOTE C - ACQUISITION

     Pursuant to an agreement for merger and reorganization dated November 2, 1995 among MBM, Diagnostic Leasing Corp. ("DLC"), Stone Medical Supply Corporation ("Stone"), a distributor of physician and podiatry supplies and equipment and Andrew D. Stone, Stone was merged into DLC as the surviving corporation on January 18, 1996. The Company issued approximately 280,696 shares of its common stock in exchange for the outstanding shares of Stone. Subsequent to the merger, DLC changed its name to Stone Medical Supply Corporation.

NOTE D - EARNINGS PER SHARE

     Earnings per common and common equivalent share for the six months and three months ended May 31, 1996 was computed based upon the Modified Treasury Stock Method. Loss per share for the six months and three months ended May 31, 1995 was computed based upon the weighted average number of common shares outstanding as using outstanding options and warrants would have been anti-dilutive.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                  MAY 31, 1996
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               --------------------------------------------------

RESULTS OF OPERATIONS

For the six months ended May 31, 1996, net sales increased 25.1% as compared with the prior year. For the three months ended May 31, 1996, net sales increased 29.4% as compared with the prior year. The increase in net sales resulted from our acquisition of Stone Medical Supply Corporation, increased sales to Hospitals and our continuing effort to increase market penetration and sales volume to our existing customer base and the addition of new customers. For the three months and six months ended May 31, 1996 and 1995, the introduction of new products, changing prices and inflation had no material impact on the Company's operations.

GROSS PROFIT/OPERATING EXPENSES

Gross Profit expressed as a percent of net sales remained constant for the six month period ended May 31, 1996 and decreased from 21.0% to 20.8% for the three month period ended May 31, 1996 when compared to the prior period due to changes in the product mix. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales decreased 1.4% for the six months ended May 31, 1996 and decreased 1% for the three months ended May 31, 1996 when compared to the prior period.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)

Interest expense net of interest income expressed as a percent of net sales decreased .5% for the six month period ended May 31, 1996 and decreased .7% for the three month period ended may 31, 1996 when compared to the prior period as a result of decreases in interest rates charged by financial institutions, the reduction in collection days of accounts receivable and the decrease in long-term debt.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                  MAY 31, 1996
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               --------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended May 31, 1996 and 1995, the Company continued to meet its cash needs via cash flow from operations and borrowings. During the first six months of fiscal 1996 and fiscal 1995, the Company had an average of approximately $12,700,000 and $9,700,000, respectively, of unused credit lines available each month over its normal operating requirements.

For the six months ended May 31, 1996, the Company generated cash from operating activities. The increase in accounts payable over and above the increase in accounts receivable and inventory contributed to the Company's generation of cash. For the six months ended May 31, 1995, the Company used cash from operating activities. The decrease in accounts payable and accrued expenses over and above the decrease in accounts receivable and inventory contributed to the Company's use of cash. During the six months ended May 31, 1996 and 1995 the Company's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement.

Management believes that its working capital of approximately $26,900,000 at May 31, 1996 provides sufficient liquidity for its short and long-term requirements and that the Company's long-term liquidity is not materially effected by any restrictive covenants contained in the Company's Revolving Credit Agreement. Further, Management believes that the Company should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides the Company with the resources it reasonably expects to require to meet its cash commitments through fiscal 1996.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  MAY 31, 1996
                                   (UNAUDITED)
                     ---------------------------------------

Item 4 - Submission of matters to a vote of Security Holders

     On June 14, 1996, the Company held its annual meeting of shareholders. The Company's shareholders re-elected Bruce J. Haber, Marvin S. Caligor, Renee Steinberg and K. Deane Reade, Jr. as directors of the Company for a period of one year and until their successors are elected. Mr. Haber received 3,612,337 votes in favor and 101,114 votes against and each of the other three directors received 3,614,932 votes in favor and 98,519 votes against.

     The Company's shareholders approved an increase in the authorized number of shares of common stock from 7,000,000 shares to 20,000,000 shares, $.03 par value by a vote of 2,656,069 in favor, 252,984 against, 22,277 abstentions and 782,420 unvoted.

     The Company's shareholders approved an increase in the number of shares that are covered by the Company's 1992 Incentive and Non-Statutory Stock Option Plan from 1,350,000 shares to 1,850,000 shares by a vote of 869,920 shares in favor, 244,772 against, 12,947 abstentions and 2,584,445 unvoted.

     The Company's shareholders ratified, adopted and approved the 1996 Director's Retirement Plan by a vote of 2,714,435 in favor, 202,383 against, 23,247 abstentions and 773,353 unvoted.


Item 6 - Exhibits and Reports on Form 8-K

         a. Exhibit 11 - Earnings per share

            Exhibit 27 - Financial Data Schedule

         b. No report on Form 8-K was required to be filed by Registrant during the three months ended May 31, 1996.

                     MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     MICRO BIO-MEDICS, INC.
                     ----------------------

                     Registrant





     Date:  July 8, 1996
            ------------                         _____________________
                                                 Bruce J. Haber President
                                                 and Chief Executive
                                                 Officer





     Date:  July 8, 1996
            ------------                         _____________________
                                                 Stuart F. Fleischer
                                                 Vice-President - Finance
                                                 and Chief Financial
                                                 Officer