Form 10-Q
period 1996-08-31
MICRO BIO MEDICS INC
filed 1996-10-11
CIK 318251

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10Q

(X)                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarter ended August 31, 1996

                                          OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to________

Commission File Number: 0-12665
_______________________________

                                MICRO BIO-MEDICS, INC.
              __________________________________________________________
                (Exact name of Registrant as specified in its charter)

      New York                               13-2692560
___________________________________________________________________________
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

846 Pelham Parkway
______________________
Pelham Manor, New York                                         10803
______________________                                         ______
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
including area code                                   (914) 738-8400
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

                          Yes  X     No
                              ____      ____

The number of shares of Registrant's Common Stock, par value $.03 per share outstanding as of September 27, 1996 was 5,041,857.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                            QUARTERLY REPORT ON FORM 10-Q

                        FOR THE QUARTER ENDED AUGUST 31, 1996

                                        INDEX
                                        _____


                                                                   Page
                                                                  Number
                                                                  _______


Part I Financial Information

   Item 1. Financial Information
           Consolidated Statements of Operations -
           Nine Months and Three Months Ended August 31, 1996
           (Unaudited) and 1995 (Unaudited)                          3

           Consolidated Balance Sheets -
           August 31, 1996 (Unaudited) and November 30, 1995        4-5

           Consolidated Statements of Cash Flows
           Nine Months Ended August 31, 1996 (Unaudited)
           and 1995 (Unaudited)                                     6-7

           Notes to Consolidated Financial Statements (Unaudited)    8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-10


Part II                                                              11

Signature Page                                                       12

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                    ( UNAUDITED )


                                                Nine Months Ended August 31,  Three Months Ended August 31,
                                                ----------------------------  -----------------------------

                                                    1996           1995           1996              1995
                                               ------------   ------------   ------------   ------------

NET SALES                                      $110,320,649    $89,585,410    $44,092,525    $36,627,467
COST OF GOODS SOLD                               87,285,148     70,558,869     34,898,266     28,666,129
                                               ------------   ------------   ------------   ------------

GROSS PROFIT                                     23,035,501     19,026,541      9,194,259      7,961,338

OPERATING EXPENSES
  Selling, shipping and warehouse                12,798,137     10,926,236      4,568,216      3,813,577
  General and administrative                      6,739,710      5,754,148      2,438,680      2,089,990
  Interest and financing costs
    (net of interest income of $ 145,384
    in 1996, $ 124,828 in 1995)                     693,375        975,685        140,275        305,387
                                               ------------   ------------   ------------   ------------

   Total operating expenses                      20,231,222     17,656,069      7,147,171      6,208,954
                                               ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                        2,804,279      1,370,472      2,047,088      1,752,384

PROVISION FOR INCOME TAXES                        1,167,000        575,600        864,000        736,000
                                               ------------   ------------   ------------   ------------

NET INCOME                                     $  1,637,279   $    794,872   $  1,183,088   $  1,016,384
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                        $       0.30   $       0.19   $       0.20   $       0.21
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

NUMBER OF SHARES USED IN
COMPUTING EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE                       5,707,086      5,086,857      5,989,693      5,111,638
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

DIVIDENDS PER COMMON SHARE                             None           None           None           None
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------


The notes to financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       ---------------------------------------



                                        ASSETS
                                        ------


                                                      August 31,
                                                         1996      November 30,
                                                      (UNAUDITED)          1995
                                                     -----------    -----------

CURRENT ASSETS
  Cash and cash equivilents                           $4,892,263     $2,817,285
  Accounts receivable, less allowance for
    doubtful accounts, of $828,638 in August
    1996 and $674,210 in November 1995                32,712,407     25,657,607
  Inventory                                           13,114,518     12,318,756
  Deferred income taxes                                  485,500        485,500
  Prepaid expenses and other current assets              915,451        657,768
  Loan receivable                                        106,737
  Prepaid income taxes                                                  471,710
                                                     -----------    -----------

        Total current assets                          52,226,876     42,408,626

PROPERTY, PLANT AND EQUIPMENT - at cost
  net of accumulated depreciation and
  amortization of $3,195,841 at August 1996
  and $3,616,134 at November 1995                      3,926,127     3,477,807

INTANGIBLE ASSETS - net of accumulated
  amortization of $ 963,781 at August 1996
  and $1,061,323 at November 1995                      8,352,513     4,990,073

OTHER ASSETS                                             165,206        259,206
                                                     -----------    -----------

                                                     $64,670,722    $51,135,712
                                                     -----------    -----------
                                                     -----------    -----------


The notes to financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                  --------------------------------------------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                  --------------------------------------------------


                                                      August 31,
                                                         1996      November 30,
                                                      (UNAUDITED)          1995
                                                     -----------    -----------

CURRENT LIABILITIES:
  Current maturities of
    long term debt                                       431,455       $479,195
  Accounts payable                                    18,850,345     10,297,403
  Income taxes payable                                   326,851
  Accrued expenses and
    sundry liabilities                                 2,358,966      1,666,762
                                                     -----------    -----------


         Total current liabilities                    21,967,617     12,443,360


LONG-TERM DEBT, net of
    current maturities                                11,537,225     17,270,062

DEFERRED INCOME TAXES                                     70,211        358,138
                                                     -----------    -----------

        Total Liabilities                             33,575,053     30,071,560
                                                     -----------    -----------


STOCKHOLDERS' EQUITY
  Preferred stock $ 1.00 par value
    Authorized-1,000,000 shares
    no shares issued                                        -                 -
  Common stock $.03 par value
    Authorized - 20,000,000 shares
    Issued     -  5,038,949 in August 1996
               -  3,878,804 in November 1995             151,168        116,364
Capital in excess of par value                        20,766,693     12,407,257
Retained earnings                                     10,178,972      8,541,695
Less: Cost of 1,167 shares of common
        stock in treasury                                 (1,164)        (1,164)
                                                     -----------    -----------

     Total stockholders' equity                       31,095,669     21,064,152
                                                     -----------    -----------

                                                    $64,670,722     $51,135,712
                                                     -----------    -----------
                                                     -----------    -----------


The notes to financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                      -----------------------------------------

                                                          Nine Months Ended
                                                           August 31, 1996
                                                      --------------------------
                                                          1996             1995
                                                     -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                            $1,637,279       $794,872

Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Expenses not requiring the use of cash:
     Depreciation and amortization                       786,209        752,582
     Provision for losses on
       accounts receivable                                59,418         72,000
   Changes in assets and liabilities,
     Due to seller                                      (101,828)
     Accounts receivable                              (5,828,180)    (2,575,768)
     Inventory                                          (824,342)     1,859,305
     Prepaid expenses and other current
       assets                                           (199,254)       (27,264)
     Other assets                                        (12,737)       197,233
     Income taxes                                        862,460
     Accounts payable                                  7,453,043        290,904
     Accrued expenses and sundry
       liabilities                                       527,662         26,791
     Deferred income taxes                                31,000
                                                     -----------    -----------

                                                       2,855,279        493,955
                                                     -----------    -----------

NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                4,492,558      1,288,827
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                3,776,880        280,815
     Exercise of employee stock options                  182,587        179,330
     Net repayments under
        revolving loan agreements                     (4,500,000)    (2,150,000)
     Repayment of long-term debt                        (609,078)      (397,444)
     Proceeds of long term debt                          136,080
                                                     -----------    -----------

NET CASH USED IN
  FINANCING ACTIVITIES                               $(1,013,531)   $(2,087,299)
                                                     -----------    -----------
                                                     -----------    -----------


The notes to financial statements are made a part hereof



                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                -----------------------------------------------------

                                     (CONTINUED)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                            $  (856,454)   $  (325,832)
     Payments for intangible assets                     (547,595)      (660,960)
                                                     -----------    -----------

NET CASH USED IN
        INVESTING ACTIVITIES                          (1,404,049)      (986,792)
                                                     -----------    -----------


NET ( DECREASE ) IN CASH                               2,074,978     (1,785,264)

CASH-beginning of period                               2,817,285      3,333,345
                                                     -----------    -----------

CASH-end of period                                    $4,892,263     $1,548,081
                                                     -----------    -----------
                                                     -----------    -----------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid  for:
      Interest                                       $   838,759    $ 1,100,513
                                                     -----------    -----------
                                                     -----------    -----------

      Income taxes                                   $   329,023    $   356,294
                                                     -----------    -----------
                                                     -----------    -----------



BUSINESS ACQUIRED FOR ISSUANCE OF STOCK
   which is not reflected in the above
   statement                                         $3,228,004
                                                     -----------
                                                     -----------


The notes to financial statements are made part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                  NOTES TO FORM 10-Q
                                   AUGUST 31, 1996
                                     (UNAUDITED)
                       ---------------------------------------
NOTE A

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

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                   AUGUST 31, 1996
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------------

RESULTS OF OPERATIONS
---------------------


For the three months ended August 31, 1996 net sales increased 20.4% as compared with the prior year. For the nine months ended August 31, 1996 net sales increased 23.1%. Such rise in net sales resulted from our increased volume to hospitals, the acquisition of Stone Medical Supply Corporation and our continuing effort to gain market penetration and sales volume to our existing customer base and the addition of new customers. During the three months and nine months ended August 31, 1996 and 1995, the introduction of new products, changing prices and inflation had no material impact on the Company's operations.


GROSS PROFIT/OPERATING EXPENSES
-------------------------------

Gross profit expressed as a percent of net sales decreased from 21.2% to 20.9% for the nine month period ended August 31, 1996 and decreased from 21.7% to 20.9% for the three month period ended August 31, 1996 due to changes in the product mix and increased sales to hospitals. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales decreased .8% for the nine months ended August 31, 1996 and remained constant for the three months ended August 31, 1996.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)
-----------------------------------------------------

Interest expense net of interest income expressed as a percent of net sales decreased .5% for the nine months ended August 31, 1996 and decreased .5% for the three months ended August 31, 1996, when compared to the prior year as a result of using the proceeds from the conversion of outstanding warrants to decrease long-term debt and decreases in the interest rates charged by financial institutions.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                   AUGUST 31, 1996
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                  --------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the nine months ended August 31, 1996 and 1995 the Company continued to meet its cash needs via cash flow from operations and borrowings. During the first nine months of fiscal 1996 and 1995, the Company had an average of approximately $13,350,000 and $10,500,000, respectively, of unused credit lines available each month over its normal operating requirements.

For the nine months ended August 31, 1996, the Company generated cash from operating activities. An increase in accounts payable and accrued expenses over and above an increase in accounts receivable and inventory contributed to the Company's generation of cash. For the nine months ended August 31, 1995, the Company generated cash from operating activities. An increase in accounts payable and a decrease in inventory over and above an increase in accounts receivable and prepaid expenses and other current assets contributed to the Company's generation of cash. During the nine months ended August 31, 1996 and 1995, the Company's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement exceeding proceeds from the exercise of warrants. For the nine months ended August 31, 1996 and 1995 the Company used cash in investing activities to make capital expenditures.

Management believes that its working capital of approximately $30,300,000 at August 31, 1996 provides sufficient liquidity for its short and long-term requirements and that the Company's long-term liquidity is not materially effected by any restrictive covenants contained in the Company's Revolving Credit Agreement. Further, Management believes that the Company should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides the Company with the resources it reasonably expects to require to meet its cash commitments through fiscal 1996.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                      FORM 10-Q
                                   AUGUST 31, 1996
                                     (UNAUDITED)
                       ---------------------------------------




Item 6 - Exhibits and Reports on Form 8-K
         ---------------------------------

         a. Exhibit 11 -  Earnings per share

            Exhibit 27 - Financial Data Schedule

         b. No report on Form 8-K was required to be filed by the Company during the quarter ended August 31, 1996.

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





     Date:  September 30, 1996                   /s/ Bruce J. Haber
            ------------------                   ---------------------
                                                 Bruce J. Haber President
                                                 and Chief Executive
                                                 Officer





     Date:  September 30, 1996                   /s/ Stuart F. Fleischer
            ------------------                   ------------------------
                                                 Stuart F. Fleischer
                                                 Vice-President - Finance
                                                 and Chief Financial
                                                 Officer