Form 10-K405
period 1996-11-30
MICRO BIO MEDICS INC
filed 1997-03-17
CIK 318251

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

 [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the fiscal year ended November 30, 1996
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X .   No ___.

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ X].

    As of February 21, 1997 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 4,700,000 shares of Common Stock, $.03 par value, was approximately $76,375,000 based on the last sale price of $16.25 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of February 21, 1997 was 5,070,248.

ITEM 1.  BUSINESS

OVERVIEW

    Micro Bio-Medics, Inc. (the "Company" or "MBM") is a New York company which was incorporated in 1971. The Company distributes medical supplies to physicians and hospitals in the New York metropolitan area, as well as to health care professionals in the sports medicine, emergency medicine, school health, industrial safety, government and laboratory markets nationwide. The Company depends upon the continued supply of the products it distributes, however, it does not depend upon any single source. The Company has neither encountered nor does it anticipate any difficulty in obtaining the necessary products. No one customer has accounted for more than 10% of the Company's revenues during the fiscal years ended November 30, 1996, November 30, 1995 and November 30, 1994.

RECENT DEVELOPMENTS

    On March 7, 1997, MBM entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which HSI Acquisition Corp. ("HSI"), a wholly-owned subsidiary of Henry Schein, Inc. ("Schein"), will merge into MBM and MBM will be the surviving corporation as a subsidiary of Schein. As a result of the transaction, which has been approved by each of the companies' Board of Directors, outstanding shares of MBM's Common Stock will be exchanged at a fixed rate of 0.62 of a share of Schein's Common Stock for each outstanding
1.0 share of MBM. The members of MBM's Board of Directors have granted to Schein a proxy to vote their shares of MBM Common Stock in favor of the Merger and an option, exercisable under certain circumstances, to acquire their shares for the consideration that they would have received in the Merger in respect of those shares.

    Schein is a Delaware corporation with its principal executive offices at 135 Duryea Road, Melville, NY 11747 and its telephone number is (516) 843-5500. Schein is a large direct marketer of healthcare products and services to office-based healthcare practitioners including dental practices and laboratories, physician practices and veterinary clinics in the combined North American and European markets.

    The completion of the transaction is subject to the following:
Hart-Scott-Rodino waiting periods, including no action being instituted by the Department of Justice or the Federal Trade Commission challenging or seeking to adjoin the consummation of the transaction, which action shall have not been withdrawn or terminated; the transaction being treated as a "pooling of interest"; MBM shareholder approval (with dissenters' rights being exercised with respect to no more than 9% of the outstanding Shares of MBM Common Stock); and other customary closing conditions. The transaction is expected to be completed by mid-1997 although no assurances can be given in this regard. For a more complete description of the terms of the Merger Agreement and other related agreements entered into in connection with the Merger Agreement, reference is made to the texts of such agreements, which are filed as Exhibits to this Form 10-K, and the foregoing summary of certain principal terms of such agreements are qualified in their entirety thereby. In addition, Schein intends to file a Registration Statement on Form S-4 with the Securities and Exchange Commission (the "Commission") with respect to the securities to be issued to

MBM shareholders in the Merger. After the Registration Statement has been filed and subsequently declared effective by the Commission, MBM stockholders of record of a date to be determined by its Board of Directors will receive copies of a Proxy Statement/Prospectus which will contain a complete description of the material terms of Merger Agreement and other related agreements and will be entitled to vote in person or by proxy at an upcoming stockholder meeting at a date to be determined by MBM's Board of Directors. See "Item 13."

CALIGOR DIVISION

    The Company's Caligor Division is a physician and hospital supplier in the New York metropolitan area, serving over 12,000 physicians and laboratories. It also serves nursing homes and industrial medical departments.

    Caligor provides its physicians and hospitals with a comprehensive selection of supplies and related logistical and software services. The division's estimated 50,000 supplies range from bandages and pharmaceuticals to sophisticated diagnostic equipment, while the services range from equipment repair to the complete design and installation of new offices, waiting rooms, exam rooms and laboratories.

    The Caligor division's logistical and software services include "stockless" inventory services for hospitals which allow the customer to reduce on-hand inventory by up to ninety percent and significantly reduce operating expenses. Software services include purchase order management systems and materials management systems to be used on the customer's premises to control parts of their business operations

    The Caligor division through Caligor Physicians & Hospital Supply Corp., a wholly owned subsidiary of the Company, also operates a pharmacy in Manhattan to serve local physicians and their patients. In addition, the Caligor Division supplies independent clinical labs, hospital labs, and physician in-office labs with diagnostic equipment, test kits, reagents and disposables.

    Over the past few years, the Caligor Division has been able to acquire a number of smaller distributors, resulting in significant economies of scale and improved operating efficiencies. Caligor has increased its market share in these new territories with the same combination of sales force support, direct mail, catalogs and telemarketing sales that it uses in existing territories.

    Caligor is the Company's largest division in terms of annual sales. Revenues during fiscal 1996 were approximately $129,300,000 or 86% of the Company's total revenues for the same period as compared to approximately $98,300,000 or 82% of total revenues for the comparable period of fiscal 1995, as compared to approximately $101,000,000 or 83% of the total revenues for the comparable period of fiscal 1994. The Company's revenues since 1995 have increased as a result of the Company's acquisition of the business and assets from Stone Medical Supply Corporation, the opening of the Hospital Division's stockless distribution operation and sales and marketing efforts aimed at the acquired and existing customer base.

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

    Revenues derived from the MBM Division during fiscal 1996 were approximately $18,100,000 or 12% of the Company's total revenues for the same period as compared with approximately $18,800,000 or 16% of total revenues for fiscal 1995 and approximately $18,100,000 or 15% total revenues for fiscal 1994. Revenues have remained relatively constant for this Division.

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

    Revenues derived from the Healer Products Division during fiscal year 1996 were approximately $2,700,000 representing 2% of the Company's total revenues as compared with approximately $2,700,000 representing 2% of total revenues for fiscal 1995 and as compared to approximately $2,500,000 representing 2% of total revenues for fiscal 1994. Revenues have remained relatively constant for this Division.

ACQUISITION OF STONE MEDICAL SUPPLY CORPORATION

    Pursuant to an Agreement for Merger and Reorganization dated November 2, 1995 among MBM, Diagnostic Leasing Corp. ("DLC"), Stone Medical Supply Corporation ("Stone"), a distributor of physician and podiatry supplies and equipment, and Andrew D. Stone, Stone was merged into DLC with DLC as the surviving corporation on January 18, 1996. The Company issued approximately 280,696 shares of its Common Stock in exchange for the outstanding shares of Stone. Subsequent to the merger, DLC changed its name to Stone Medical Supply Corporation and then merged into MBM.

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

    The Credit Agreement provides for MBM to pay interest on loans made under the facility at the rate of 1/4 of 1% over the Banks periodic base rate unless MBM elects to pay based upon an alternative formula at the time of each borrowing. MBM has been borrowing primarily by utilizing Eurodollar loans based on LIBOR. Currently, based on certain financial ratios, the Company's prevailing borrowing rate on the Eurodollar loans is LIBOR plus 1.25%. The prevailing rate varies based upon the term of the LIBOR. Upon request by MBM, the Banks may, at their option, create banker acceptances under the facility.
On June 7, 1995, MBM entered into a three year interest rate swap agreement with Chase for $10,000,000. It is Management's intent to match the agreement's terms as to principal amounts and repricing maturities in order to reduce MBM's interest rate risk on its revolving loans. Effectively, the agreement serves to limit the net interest rate charged on MBM's first $10,000,000 of revolving loans to 8.25%. However, MBM would receive no further interest rate benefit once the applicable interest rate falls below 6.55%.

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

EMPLOYEES

    At January 31, 1997, MBM employed 299 full-time employees, including 121 sales and customer service persons, 93 warehouse and shipping workers, 53 clerical workers, 10 delivery persons, 6 computer programmers, 2 pharmacists, 7 purchasing agents and 7 senior management officers. MBM usually employs seasonal summer employees during peak sales volume periods. MBM's employees are not covered under any collective bargaining agreements and there have been no work stoppages. Management believes MBM has satisfactory employee relations at all levels.

ITEM 2.  DESCRIPTION OF PROPERTY.

    MBM leases one central location consisting of approximately 88,000 square feet of assembly and storage space and 20,000 square feet of office space in a 31 year old industrial building at 846 Pelham Parkway, Pelham Manor, New York. This location's facilities are leased from a non-affiliated entity and are in good condition and sprinklered. MBM leased these premises pursuant to a lease which expires on July 31, 2007. MBM pays an annual rent of approximately $540,000, with certain additional sums based upon property tax costs.

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

    MBM also leases approximately 3,100 square feet of space in Jacksonville, Florida, under a lease which expires June 30, 1997. The annual rental under the lease is approximately $17,500.

    MBM leases for its Caligor Division approximately 120,000 square feet of warehouse space including offices and warehouse dock at 300 Michael Drive, Syosset, New York. The building is fully sprinklered and alarmed. MBM leases these facilities pursuant to a lease which expires April 29, 2001. MBM pays an annual rent of $240,000 with certain additional sums based upon property tax costs, insurance and utilities.

    In February 1996, MBM leased for its Caligor Division approximately 82,000 square feet of space in the Bronx, New York, under a lease which expires in January, 2001. The annual rent is approximately $308,000. The space is used by Caligor's Hospital Division for its stockless distribution operations. The premises are in good condition, sprinklered and alarmed.

    All of MBM's facilities are adequate for MBM's present needs. In the event that additional facilities are needed, Management believes that such facilities can be obtained at a reasonable cost.

    Stone's executive and sales offices and its storage facilities were located at 2487 North Jerusalem Road, East Meadow, New York 11550, containing approximately 13,800 square feet. Stone purchased the aforesaid premises on July 13, 1984, for the sum of $200,000. A first mortgage was obtained from Citibank, N.A., in the principal amount of $175,000, payable over twenty years at the monthly rate of $730, plus interest on the unpaid balance. On March 15, 1985, the Job Development Authority of the State of New York (the "JDA") made an additional loan on the premises for alterations in the sum of $149,000, replacing temporary financing. All of Stone's operations were assimilated into the Caligor Division's operations. MBM is actively attempting to sell the property.

    None of MBM's leases are with related parties. Additionally, MBM now owns 1 automobile and 1 truck and leases 1 station wagon, 8 trucks and 12 automobiles, all of which are utilized for business purposes.

Item 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                       PART II

ITEM 5.  MARKET INFORMATION

    The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation System National Market System ("NASDAQ/NMS") under the symbol "MBMI." As of February 21, 1997 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock in the over-the-counter market was $16.25.

    The following table reflects the high and low sales prices for the Company's Common Stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. ("NASD") from its NASDAQ system:

                                     Common Stock
                                     ------------

                                Quarter Ended
         ---------------------------------------------------------

               February 28         May 31          August 31       November 30
              High      Low    High      Low     High      Low     High    Low
-------------------------------------------------------------------------------
Fiscal
Year Ended
November
30, 1996      14-3/4 12-1/4    17     13-7/8     21     14-3/8    18-1/4 16-1/8
Fiscal
Year Ended
November
30, 1995      10   9-7/16      12-5/8  9-5/16    13-7/8 11-1/4    14       12

     The over-the-counter market quotations reported above reflects inter-dealer prices, without retail markup, markdown or commission.

     Management has been advised by its transfer agent (American Stock Transfer & Trust Company) that the approximate number of record holders of the Company's Common Stock, as of February 21, 1997, the record date, was approximately 690. No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                          MICRO BIO-MEDICS, INC. AND SUBSIDIARIES


                                                     AS AT AND FOR THE YEARS ENDED NOVEMBER 30,
                                     -------------------------------------------------------------------------
                                          1996           1995            1994           1993           1992
                                     -------------  -------------  -------------  -------------  -------------
NET SALES                            $ 150,142,529  $ 119,873,764  $ 121,604,461   $ 73,951,410   $ 61,629,435

COST OF GOODS SOLD                     119,205,502     94,307,143     94,923,689     56,347,353     47,287,409
                                     -------------  -------------  -------------  -------------  -------------

GROSS PROFIT                            30,937,027     25,566,621     26,680,772     17,604,057     14,342,026
                                     -------------  -------------  -------------  -------------  -------------

EXPENSES:
     Selling, shipping and warehouse    17,357,225     14,511,793     14,421,280      8,521,021      6,852,670
     General and administrative          9,795,069      7,901,052      8,581,615      6,525,488      5,015,128
     Interest and financing costs
       - net                               719,198      1,238,887      1,044,257        502,329        289,355
                                     -------------  -------------  -------------  -------------  -------------
          Total expenses                27,871,492     23,651,732     24,047,152     15,548,838     12,157,153
                                     -------------  -------------  -------------  -------------  -------------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                        3,065,535      1,914,889      2,633,620      2,055,219      2,184,873

PROVISION FOR INCOME TAXES               1,320,700        806,000        952,000        853,000        962,000
                                     -------------  -------------  -------------  -------------  -------------

INCOME BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                   1,744,835      1,108,889      1,681,620      1,202,219      1,222,873

CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE FOR INCOME TAXES
     PRIOR TO 1994                            -              -           (60,000)          -              -
                                     -------------  -------------  -------------  -------------  -------------

NET INCOME                             $ 1,744,835    $ 1,108,889    $ 1,621,620    $ 1,202,219    $ 1,222,873
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------

EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE BEFORE
     CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                       $ .31          $ .25          $ .37          $ .30          $ .41

CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE FOR INCOME TAXES
     PRIOR TO 1994                             -              -             (.01)            -              -
                                     -------------  -------------  -------------  -------------  -------------

EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE                        $ .31          $ .25          $ .36          $ .30          $ .41
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------

AVERAGE NUMBER OF SHARES USED TO
     COMPUTE EARNINGS PER COMMON
     AND COMMON EQUIVALENT SHARE      5,816,469(*)   5,121,634(*)   4,896,518(*)   4,734,746(*)   3,481,415(*)
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------

DIVIDENDS PAID                                None           None           None           None           None
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------

WORKING CAPITAL                       $ 28,112,222   $ 29,965,266   $ 30,141,450   $ 20,965,370   $ 15,819,417
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------

LONG-TERM DEBT (net of
     current maturities)               $ 8,714,567   $ 17,270,062   $ 19,381,239    $ 9,584,684    $ 9,410,079
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------

TOTAL ASSETS                          $ 60,443,816   $ 51,135,712   $ 54,461,087   $ 32,784,324   $ 27,934,060
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------

STOCKHOLDERS' EQUITY                  $ 31,391,765   $ 21,064,152   $ 18,067,056   $ 16,193,524   $ 10,461,736
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------

STOCKHOLDERS' EQUITY PER SHARE           $ 5.40(*)      $ 4.11(*)      $ 3.69(*)      $ 3.42(*)      $ 3.01(*)
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------

TANGIBLE BOOK VALUE PER SHARE            $ 3.98(*)      $ 3.14(*)      $ 2.92(*)      $ 3.13(*)      $ 2.72(*)
                                     -------------  -------------  -------------  -------------  -------------
                                     -------------  -------------  -------------  -------------  -------------


(*) Includes additional shares assuming conversion of stock options and warrants utilizing the modified treasury stock method.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     For fiscal 1996, net sales increased 25.3%. The increase in net sales resulted from the Company's increased volume to hospitals, the acquisition of Stone Medical Supply Corporation ("Stone") and our continuing effort to gain market penetration and sales volume to its existing customer base and the addition of new customers.

     For fiscal 1995, net sales decreased 1.4%. The decrease in net sales for the fiscal 1995 resulted in MBM's downsizing of unprofitable divisions acquired from Clark Surgical Corp. ("Clark") during the prior year. For fiscal 1994 net sales increased 64.4% as compared with the prior year. This increase in sales resulted from MBM's acquisition of Clark and its continuing effort to increase market penetration and sales volume on the existing customer base and the addition of new customers. During 1996, 1995 and 1994, the introduction of new products, changing prices and inflation had no material impact on MBM's operations.

     Net income for fiscal 1996 was 1.2% of net sales versus .9% of net sales in fiscal 1995. The increase for fiscal 1996 versus fiscal 1995 was due to increased sales volume to hospitals, the Company's acquisition of Stone, lower interest expense as a result of using the proceeds from the conversion of outstanding warrants to decrease long-term debt and decreases in the interest rates charged by financial institutions.

     Net income for fiscal 1995 was .9% of net sales versus 1.3% of net sales in fiscal 1994. Net income before the cumulative effect of accounting change in 1994 was 1.4% of net sales. The decrease for fiscal 1995 versus fiscal 1994 was due to increased interest rates charged by financial institutions, the downsizing of unprofitable divisions acquired from Clark Surgical Corp. during the prior year, a decrease in the overall consolidated gross profit percentage and an increase in the effective income tax rate for 1995.

GROSS PROFIT/OPERATING EXPENSES

     Gross profit for fiscal 1996 was 20.6% of net sales versus 21.3% of net sales in fiscal 1995. The decrease in gross profit was a result of increased sales to hospitals and changes in MBM's product mix. Gross profit for fiscal 1995 was 21.3% of net sales versus 21.9% of net sales in fiscal 1994. The decrease in gross profit was a result of changes in MBM's product mix.

     Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales decreased .6% for fiscal 1996 as compared to fiscal 1995. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales decreased .2% for fiscal 1995 as compared to fiscal 1994.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)

     Interest expense net of interest income expressed as a percent of net sales decreased .6% for fiscal 1996 when compared to the prior year as a result of using the proceeds from the conversion of outstanding warrants to decrease long-term debt and decreases in the interest rates charged by financial institutions. Interest expense net of interest income expressed as a percent of net sales increased .1% for fiscal 1995 when compared to the prior year as a result of increases in the interest rates charged by financial institutions.

LIQUIDITY AND CAPITAL RESOURCES

     During the past three fiscal years, MBM continued to meet its cash needs via cash flow from operations and borrowings. During fiscal 1996, 1995 and 1994, MBM had an average of approximately $14,800,000, $10,500,000 and $11,000,000 respectively, of unused credit lines available each month over its normal operating requirements.

     Management believes that its working capital of approximately $28,100,000 at November 30, 1996 provides sufficient liquidity for its short and long-term requirements and that MBM's long-term liquidity is not materially effected by any restrictive covenants contained in MBM's Revolving Credit Agreement. Further, Management believes that MBM should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides MBM with the resources it reasonably expects to require to meet its cash commitments through fiscal 1997.

     For fiscal 1996, MBM generated cash from operating activities. An increase in accounts payable, accrued expenses and prepaid expenses over and above an increase in accounts receivable and inventory contributed to MBM's generation of cash. During fiscal 1996, MBM's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement exceeding proceeds from the exercise of warrants. For fiscal 1996, MBM used cash in investing activities to make capital expenditures and payments for intangible assets.

     For fiscal 1995, MBM generated cash flow from operating activities. Decreases in accounts receivable and inventory over and above a decrease in accounts payable and an increase in prepaid expenses contributed to MBM's generation of cash. During fiscal 1995, MBM's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement. For fiscal 1995, MBM used cash in investing activities to make capital expenditures and payments for intangible assets.

     For fiscal 1994, MBM generated cash flow from operating activities. An increase in accounts payable over and above increases in inventory, accounts receivable and prepaid expenses contributed to MBM's generation of cash. During fiscal 1994, MBM's financing activities used cash as a result of repayments of the bank loan under its long-term credit agreement. For fiscal 1994, MBM used cash in investing activities to make capital expenditures and payments for intangible assets. During fiscal 1994, MBM acquired the business and certain assets of Clark through an increase in MBM's line-of-credit and the use of same.

     Reference is made to "Recent Developments" for a complete description of the terms of the Merger Agreement pursuant to which MBM expects to be acquired by Schein by way of a merger of Schein's wholly-owned subsidiary into MBM in a stock-for-stock transaction.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8, and an index thereto commences on page F-1, which pages follow this page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                                        INDEX

                                 FINANCIAL STATEMENTS




                                                                  PAGE

Independent Auditors' Report                                      F-2

Consolidated Balance Sheets
  November 30, 1996 and 1995                                   F-3 - F-4

Consolidated Statements of Income
  Years Ended November 30, 1996, 1995 and 1994                    F-5

Consolidated Statements of Cash Flows
  Years Ended November 30, 1996, 1995 and 1994                 F-6 - F-7

Consolidated Statements of Changes in
  Stockholders' Equity
  Years Ended November 30, 1996, 1995 and 1994                    F-8

Notes to Consolidated Financial Statements                     F-9 - F-21


FINANCIAL STATEMENT SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts                 F-22

  Exhibit 11 - Earnings Per Share Calculation                     F-23

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

                             INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
MICRO BIO-MEDICS, INC.
PELHAM MANOR, NEW YORK


We have audited the accompanying consolidated balance sheets of Micro Bio-Medics, Inc. and Subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Bio-Medics, Inc. and Subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule II and Exhibit 11 for the years ended November 30, 1996, 1995 and 1994 included in the 1996 annual report of Micro Bio-Medics, Inc. and Subsidiaries on Form 10-K. In our opinion, such schedules present fairly the information required to be set forth therein.




                                                 MILLER, ELLIN & COMPANY
                                                 CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
February 12, 1997, except for
  Notes 8 and 12 which are
  dated March 7, 1997

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                        ASSETS


                                                       NOVEMBER 30,
                                               ---------------------------
                                                 1996             1995
                                               ----------       ----------
CURRENT ASSETS:
    Cash                                       $1,513,750       $2,817,285
    Accounts receivable, less allowance
         for doubtful accounts of
         $686,179 in 1996 and
         $674,210 in 1995 (Note 5)             31,280,932       25,657,607
    Inventory (Note 5)                         13,488,244       12,318,756
    Prepaid expenses and other current assets     875,451          657,768
    Prepaid income taxes                          329,918          471,710
    Deferred income taxes (Note 6)                781,500          485,500
                                              -----------      -----------

                   Total current assets        48,269,795       42,408,626


PROPERTY, PLANT AND EQUIPMENT - at cost,
    net of accumulated depreciation and
    amortization of $3,433,070 in 1996 and
    $3,616,134 in 1995 (Notes 2, 3 and 5)       3,758,348        3,477,807


INTANGIBLE ASSETS, net of accumulated
    amortization of $1,155,260 in 1996 and
    $1,061,323 in 1995 (Notes 2 and 4)          8,254,087        4,990,073


OTHER ASSETS                                      161,586          259,206
                                              -----------      -----------
                                              $60,443,816      $51,135,712
                                              ===========      ===========







        The notes to consolidated financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      NOVEMBER 30,
                                              ----------------------------

                                                  1996             1995
                                              -----------      -----------

CURRENT LIABILITIES:
    Current maturities of long-term
         debt (Note 5)                        $   432,755      $   479,195
    Accounts payable                           17,182,644       10,297,403
    Accrued expenses and sundry
         liabilities (Note 7)                   2,542,174        1,666,762
                                              -----------      -----------
           Total current liabilities           20,157,573       12,443,360

LONG-TERM DEBT, net of current
    maturities (Note 5)                         8,714,567       17,270,062

DEFERRED INCOME TAXES (Note 6)                    179,911          358,138
                                              -----------      -----------
           Total liabilities                   29,052,051       30,071,560
                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 5 and 9):
    Preferred stock $1 par value:
      Authorized - 1,000,000 shares,
      no shares issued                               -                -
    Common stock $.03 par value:
      Authorized - 20,000,000 shares
      Issued     - 5,062,115 shares in
                   1996 and 3,878,804
                   shares in 1995                 151,863          116,364
    Additional paid-in capital                 20,954,536       12,407,257
    Retained earnings                          10,286,530        8,541,695
    Less:  Cost of 1,167 shares of common
           stock in treasury                       (1,164)          (1,164)
                                             ------------     ------------
           Total stockholders' equity          31,391,765       21,064,152
                                             ------------     ------------
                                             $ 60,443,816     $ 51,135,712
                                             ============     ============



      The notes to consolidated financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                         YEARS ENDED NOVEMBER 30,
                               --------------------------------------------
                                    1996           1995            1994
                               -------------  -------------   -------------
NET SALES                      $ 150,142,529  $ 119,873,764   $ 121,604,461

COST OF GOODS SOLD               119,205,502     94,307,143      94,923,689
                               -------------  -------------   -------------

GROSS PROFIT                      30,937,027     25,566,621      26,680,772
                               -------------  -------------   -------------
OPERATING EXPENSES:
  Selling, shipping and
     warehouse                    17,357,225     14,511,793      14,421,280
  General and administrative       9,795,069      7,901,052       8,581,615
  Interest and financing
     costs (net of interest
     income of approximately
     $206,400 in 1996,
     $172,600 in 1995 and
     $173,000 in 1994)               719,198      1,238,887       1,044,257
                               -------------  -------------   -------------

       Total operating expenses   27,871,492     23,651,732      24,047,152
                               -------------  -------------   -------------
INCOME BEFORE PROVISION
    FOR INCOME TAXES               3,065,535      1,914,889       2,633,620

PROVISION FOR INCOME
  TAXES (Note 6)                   1,320,700        806,000         952,000
                               -------------  -------------   -------------

INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE      1,744,835      1,108,889       1,681,620


CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE FOR INCOME TAXES
    PRIOR TO 1994                       -              -            (60,000)
                               -------------  -------------   -------------

NET INCOME                       $ 1,744,835    $ 1,108,889     $ 1,621,620
                               -------------  -------------   -------------
                               -------------  -------------   -------------

EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE BEFORE
    CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE (Note 10)        $ .31          $ .25           $ .37

CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE FOR INCOME TAXES
    PRIOR TO 1994                        -              -              (.01)
                               -------------  -------------   -------------

EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE                   $ .31          $ .25           $ .36
                               -------------  -------------   -------------
                               -------------  -------------   -------------

NUMBER OF SHARES USED IN COMPUTING
    EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE (Note 10)     5,816,469      5,121,634       4,896,518
                               -------------  -------------   -------------
                               -------------  -------------   -------------

DIVIDENDS PER COMMON SHARE              NONE           NONE            NONE
                               -------------  -------------   -------------
                               -------------  -------------   -------------

     The notes to consolidated financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED NOVEMBER 30,
                                        ---------------------------------------
                                        1996           1995            1994
                                     -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                         $ 1,744,835    $ 1,108,889     $ 1,621,620
                                     -----------    -----------     -----------
  Adjustments to reconcile net
    income to net cash
    provided by operating activities:
       Cumulative effect of
         accounting change                  -              -             60,000
       Depreciation and
         amortization                  1,371,283      1,056,365         952,109
       Provision for losses on
         accounts receivable              44,000         24,210         268,551
       Deferred income taxes            (155,300)        89,000         (96,000)
       Changes in assets and
         liabilities, net of
         effect of asset
         acquisitions (Note 2):
       Accounts receivable            (4,381,287)     1,098,227      (1,055,450)
       Inventory                      (1,198,068)     3,130,709      (2,506,516)
       Prepaid expenses and other
         current assets                 (159,254)       113,258        (265,042)
       Prepaid income taxes              205,691       (471,710)           -
       Other assets                       97,618         (7,622)        (15,604)
       Accounts payable                5,785,344     (3,462,612)      8,441,961
       Accrued expenses and
         sundry liabilities              710,872         85,421         255,913
                                     -----------    -----------     -----------
                                       2,320,899      1,655,246       6,039,922
                                     -----------    -----------     -----------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                 4,065,734      2,764,135       7,661,542
                                     -----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise
    of warrants                        3,586,059        300,601         126,409
  Net repayments under revolving
    loan agreements                   (7,000,000)      (150,000)     (3,224,695)
  Net repayments of long-term debt      (603,532)      (419,952)       (380,085)
  Exercise of employee stock options     371,122        197,606         125,503
                                     -----------    -----------     -----------

NET CASH USED IN  FINANCING
  ACTIVITIES                          (3,646,351)       (71,745)     (3,352,868)
                                     -----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for certain net
    assets of businesses acquired           -          (931,466)     (2,718,009)
  Capital expenditures                  (664,433)      (788,330)       (713,484)
  Payments for intangible assets      (1,058,485)    (1,488,654)     (1,027,851)
  Note receivable                           -              -          1,000,000
                                     -----------    -----------     -----------

NET CASH USED IN INVESTING
  ACTIVITIES                          (1,722,918)    (3,208,450)     (3,459,344)
                                     -----------    -----------     -----------

NET INCREASE (DECREASE) IN CASH       (1,303,535)      (516,060)        849,330

CASH - beginning of year               2,817,285      3,333,345       2,484,015
                                     -----------    -----------     -----------

CASH - end of year                   $ 1,513,750    $ 2,817,285     $ 3,333,345
                                     -----------    -----------     -----------
                                     -----------    -----------     -----------

        The notes to consolidated financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)



                                                 YEARS ENDED NOVEMBER 30,
                                            -----------------------------------
                                              1996        1995          1994
                                           ---------   -----------   -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the year for:
      Interest                           $   986,000   $ 1,424,000   $ 1,217,000
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------
       Income taxes                      $ 1,150,000   $   948,000   $ 1,214,000
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------

ASSETS ACQUIRED FOR DEBT - capital leases,
  which are not reflected in
  the above statements                   $       -     $       -     $   202,658
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------

NET ASSETS OF A BUSINESS ACQUIRED
  FOR ISSUANCE OF COMMON STOCK
  which is not reflected in the
  above statements                       $ 3,228,004   $       -     $       -
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------

BUSINESS ACQUIRED FOR ISSUANCE OF
  LONG-TERM DEBT which is not
  reflected in the
  above statements                       $       -     $       -     $ 4,217,981
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------
DEBENTURES CONVERTED INTO COMMON
  STOCK                                  $ 1,400,000   $ 1,390,000   $       -
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------



        The notes to consolidated financial statements are made a part hereof.

                        MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994



                                          COMMON STOCK
                                         $.03 PAR VALUE       ADDITIONAL
                                      -----------------        PAID-IN       RETAINED        TREASURY
                                      SHARES     AMOUNT        CAPITAL       EARNINGS         STOCK
                                      ------     ------      ------------   -----------     ---------
BALANCES AT
  NOVEMBER 30, 1993                3,535,452    $ 106,063    $ 10,277,439   $ 5,811,186     $ 1,164

Shares issued for exercise
  of warrants                         29,057          872         125,537          -           -
Shares issued for stock options       30,900          927         124,576          -           -
Net income                              -            -               -        1,621,620        -
                                  ----------    ---------    ------------   -----------    --------
BALANCES AT
  NOVEMBER 30, 1994                3,595,409      107,862      10,527,552     7,432,806       1,164

Shares issued for conversion
  of debentures (Note 5)             187,500        5,625       1,384,375          -           -
Shares issued for stock options       45,133        1,354         196,252          -           -
Shares issued for exercise
    of warrants                       50,762        1,523         299,078          -           -
Net income                              -            -              -         1,108,889
                                  ----------    ---------    ------------   -----------    --------

BALANCES AT
  NOVEMBER 30, 1995                3,878,804      116,364      12,407,257     8,541,695       1,164

Shares issued for conversion
  of debentures (Note 5)             187,500        5,625       1,391,968          -            -
Shares issued for stock options       56,049        1,681         369,441          -            -
Shares issued for exercise
  of warrants                        659,066       19,772       3,566,287          -            -
Shares issued in connection
  with acquisition (Note 2)          280,696        8,421       3,219,583          -            -
Net income                              -            -               -        1,744,835         -
                                  ----------    ---------    ------------   -----------    --------
BALANCES AT
  NOVEMBER 30, 1996                5,062,115    $ 151,863    $ 20,954,536  $ 10,286,530     $ 1,164
                                  ----------    ---------    ------------   -----------    --------
                                  ----------    ---------    ------------   -----------    --------



       The notes to consolidated financial statements are made a part hereof.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Micro Bio-Medics, Inc. (the "Company") and its subsidiaries are a United States based distributor. The Company's principal line of business is the distribution, at wholesale, of medical supplies and related products. The principal markets are the New York metropolitan area for physicians and hospitals, and throughout the United States for health care professionals in sports medicine, schools, emergency services, industrial safety and government and laboratory markets. Included in their operations are the assembly and distribution of first aid medical kits and school and athletic medical supplies. The foregoing operations are all considered as one business segment.

     CONCENTRATIONS OF CREDIT RISK

          CASH

          The Company maintains various bank accounts and at times, balances may be in excess of the FDIC insurance limit. At November 30, 1996 and 1995, the amounts in excess of FDIC insurance limits were approximately $1,200,000 and $2,200,000, respectively.

          ACCOUNTS RECEIVABLE

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

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

     Property, plant and equipment are being depreciated primarily on the straight-line basis over the estimated useful lives of the individual classes of assets.

     INTANGIBLES

     Certain computer programming costs are being amortized over five years using the straight-line method.

     The excess of the purchase price paid over the net assets of businesses acquired is being amortized over five to forty years using the straight-line method.

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

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which will require the determination by the Company of whether the carrying amount of an asset is recoverable and if an impairment loss should be recognized. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995 and management believes that such adoption will not significantly affect the Company's consolidated financial statements since the Company was generally in conformance with this standard.

     In October 1995, the Financial Accounting Standards Board issued SFAS
     No. 123, "Accounting for Stock Based Compensation", which is effective for fiscal years beginning after December 15, 1995 and is effective for the Company's fiscal year ended November 30, 1997. Under SFAS No. 123, companies can elect but are not required to recognize compensation expense for all stock based awards, using a fair value methodology. The Company expects to implement in 1997 the disclosure only provisions, as permitted by SFAS No. 123.

     For the year ended November 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions." Such adoption did not significantly affect the Company's consolidated financial statements.


NOTE 2 - ACQUISITIONS

     Prior to fiscal year ended November 30, 1993, the Company made several acquisitions.

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

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




NOTE 2 - ACQUISITIONS (CONTINUED)

     Effective June 1, 1994, the Company acquired certain assets and customer accounts of Joseph Weintraub, Inc., a distributor of physician and hospital supplies for approximately $1,100,000. The purchase price was allocated based upon the fair market value of the assets at the date of acquisition.

     Effective January 18, 1996, the Company acquired 100% of Stone Medical Supply Corporation's ("Stone's") $.01 par value common stock outstanding of approximately 3,432,000 shares in exchange for the issuance of 280,696 shares of the Company's $.03 par value common stock (valued at $11.50 per share). This tax-free merger was accounted for as a purchase. The purchase price was approximately $3,200,000, and the excess of cost over the fair values of assets acquired was approximately $2,300,000 which is being amortized over a life of thirty years. In addition, the Company entered into two fifteen year non-competition agreements with two former executives of Stone in the anticipated amount of $1,750,000, of which $916,666 was paid during 1996 with the remainder payable over five years subject to a final determination.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                          COST
                               ---------------------------
                                       NOVEMBER 30,
                               ---------------------------    ESTIMATED
                                    1996          1995       USEFUL LIFE
                               ------------   ------------   -----------
                                                               (Years)
  Land                         $    93,552    $      -
  Building and improvements        343,448           -           40
  Furniture, fixtures and
     equipment (*)               5,457,771      5,716,810       5 - 8
  Transportation equipment         140,825         93,419         5
  Leasehold improvements         1,155,822      1,283,712   Life of lease
                               -----------     ----------
                                 7,191,418      7,093,941
  Less: Accumulated depreciation
           and amortization      3,433,070      3,616,134
                               -----------     ----------
                               $ 3,758,348    $ 3,477,807
                               -----------     ----------
                               -----------     ----------

  (*) Equipment held under capital leases amounted to approximately $2,400,000 and $2,249,000 as of November 30, 1996 and 1995,
        respectively.

  Depreciation expense totalled approximately $976,000, $764,000 and $717,000 for the years ended November 30, 1996, 1995 and 1994, respectively.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




NOTE 4 - INTANGIBLE ASSETS

  Intangible assets consist of the following:

                                                          NOVEMBER 30,
                                                 --------------------------
                                                      1996          1995
                                                 -----------    -----------
  Excess cost of acquisitions over net
     tangible assets acquired                    $ 6,668,876    $ 3,997,570
  Agreements not to compete (Note 2)               2,455,680      1,607,183
  Computer programming costs                         284,791        446,643
                                                 -----------    -----------
                                                   9,409,347      6,051,396
  Less: Accumulated amortization                   1,155,260      1,061,323
                                                 -----------    -----------

                                                 $ 8,254,087    $ 4,990,073
                                                 -----------    -----------
                                                 -----------    -----------

  Amortization expense amounted to approximately $395,000, $292,000 and $235,000 for the years ended November 30, 1996, 1995 and 1994, respectively.


NOTE 5 - LONG-TERM DEBT

  Long-term debt consists of the following:

                                                          NOVEMBER 30,
                                                 --------------------------
                                                      1996          1995
                                                 -----------    -----------

  Capitalized leases (collateralized by equipment
     with an aggregate cost of approximately
     $2,400,000 and $2,249,000) payable in various
     installments through fiscal 2001; interest
     at 6.5% to 9.06% or varies with changes in
     prime rate                                  $ 1,194,240    $ 1,426,384
  Bank loans (i)                                   7,500,000     14,500,000
  7% convertible subordinated
     debentures, due
     October 30, 2003 (ii)                              -         1,500,000
  Obligations related to acquisitions                453,082        322,873
                                                 -----------    -----------
                                                   9,147,322     17,749,257
     Less:  Current maturities                       432,755        479,195
                                                 -----------    -----------
                                                 $ 8,714,567   $ 17,270,062
                                                 -----------    -----------
                                                 -----------    -----------

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




NOTE 5 - LONG-TERM DEBT (CONTINUED)

  The approximate non-current portion of long-term debt at November 30, 1996 is payable as follows:

           YEAR ENDING NOVEMBER 30,
           ------------------------
                    1998                                $   435,000
                    1999                                  7,865,000
                    2000                                    278,000
                    2001                                     71,000
                    2002                                     17,000
                    Subsequent                               49,000
                                                        -----------
                                                        $ 8,715,000
                                                        -----------
                                                        -----------

(i) The Company has a $25 million secured revolving loan agreement with Chase Manhattan Bank NA and Fleet Bank of New York. Chase's and Fleet's commitment under the loan agreement is limited to $15,000,000 and $10,000,000, respectively. The loan agreement expires on February 15, 1999. The loan bears interest at the bank's prime rate plus 1/4%, except for Eurodollar loans. As of November 30, 1996, $4,000,000 of the $7,500,000 revolving loan outstanding was utilized for Eurodollar loans at an average interest rate of 6.625%. The debt is collateralized by accounts receivable and inventory. In connection with the loan agreement, the Company has agreed to certain restrictions relating to its indebtedness and liens, and has agreed to maintain specified financial ratios and covenants. The loan agreement prohibits the Company from paying any dividends and restricts capital distributions or redemptions and purchases or retirements of any of the Company's capital stock. There are also restrictions as to investments, acquisitions, capital expenditures and payments to related parties. A commitment fee equal to 1/8% per annum will be charged on the unused portion of the loan. The loan may be repaid at any time.

     On June 7, 1995, the Company entered into a zero cost, three year interest rate swap agreement with Chase for $10,000,000. It is management's intent to match the agreement's terms as to principal amounts and repricing maturities in order to reduce the Company's interest rate risk on its revolving loans. As of November 30, 1996, the agreement serves to limit the net interest rate charged on the Company's first $10,000,000 of revolving loans to 8.25%. However, the Company would receive no further interest rate benefit once the applicable interest rate falls below 6.55%.

(ii) In November 1993, the Company completed the private sale and issuance of its 7% convertible subordinated Debentures ("Debentures") due October 30, 2003. Net proceeds from the issuance of the Debentures with a face value of $3,000,000 were approximately $2,700,000. The Debentures were immediately convertible into shares of common stock at the rate of $8.00 per share until October 28, 2003.

     On September 28, 1995, $1,500,000 of the Debentures were converted into 187,500 shares of the Company's common stock. As of May 10, 1996, the remaining outstanding Debentures were converted into shares of the Company's common stock.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




NOTE 6 - INCOME TAXES

     The Company and its subsidiaries file consolidated income tax returns.

     Provision for income taxes consists of the following:

                                                YEARS ENDED NOVEMBER 30,
                                       --------------------------------------
                                            1996         1995         1994
                                       ------------  -----------   -----------
Currently payable:
  Federal                              $ 1,055,000    $ 508,000    $ 745,000
  State and local                          421,000      209,000      303,000
                                       -----------    ---------    ---------
                                         1,476,000      717,000    1,048,000
                                       -----------    ---------    ---------
  Deferred:
     Federal                              (124,300)      72,000      (77,000)
     State and local                       (31,000)      17,000      (19,000)
                                       -----------    ---------    ---------
                                          (155,300)      89,000      (96,000)
                                       -----------    ---------    ---------
                                       $ 1,320,700    $ 806,000    $ 952,000
                                       -----------    ---------    ---------
                                       -----------    ---------    ---------

  The difference between the statutory United States federal income tax rate and the effective income tax rate is as follows:

                                                YEARS ENDED NOVEMBER 30,
                                       -------------------------------------
                                           1996        1995          1994
                                       -----------    ---------    ---------

  Statutory federal income tax rate       34.0          34.0         34.0
  Current year state and local taxes
     (net of federal tax effect)           6.8           7.9          7.0
  Other                                    2.3            .2         (4.9)
                                         -----        ------       ------
                                          43.1%         42.1%        36.1%
                                         -----        ------       ------
                                         -----        ------       ------

  The net current and non-current components of deferred income taxes recognized in the balance sheets at November 30, are as follows:


                                                         1996         1995
                                                      ---------    ---------

     Net current assets                               $ 781,500    $ 485,500
     Net non-current liabilities                        179,911      358,138
                                                      ---------    ---------

     Net asset                                        $ 601,589    $ 127,362
                                                      ---------    ---------
                                                      ---------    ---------

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




NOTE 6 - INCOME TAXES (CONTINUED)

  The components of the net deferred tax asset as of November 30, are as follows:

                                                         1996         1995
                                                      ---------    ---------

     Deferred tax assets:
     Accounts receivable allowances                   $ 248,274    $ 283,080
     Inventory - uniform capitalization and
       allowances                                       533,226      189,420
     Net operating loss                                 262,360          -
     Other                                               44,100       13,000
                                                      ---------    ---------
                                                      1,087,960      485,500
  Deferred tax liability:
     Depreciation and amortization                      486,371      358,138
                                                      ---------    ---------

  Net deferred tax asset                              $ 601,589    $ 127,362
                                                      ---------    ---------
                                                      ---------    ---------

  In connection with its acquisition of Stone (Note 2), the Company has recorded a deferred tax asset of $336,927 reflecting the benefit of approximately $800,000 in loss carryforwards which expire in the year 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. However, no valuation allowance has been provided. During the year ended November 30, 1996, $74,567 of this deferred tax asset was realized by the utilization of net operating loss carryforwards.


NOTE 7 - ACCRUED EXPENSES

  Accrued expenses and sundry liabilities consist of:

                                                            NOVEMBER 30,
                                                    ------------------------
                                                        1996         1995
                                                    -----------  -----------

  Compensation                                      $ 1,273,444  $   660,638
  Freight-out                                           194,222      356,795
  Commissions                                           273,747      166,871
  Other                                                 800,761      482,458
                                                    -----------  -----------
                                                    $ 2,542,174  $ 1,666,762
                                                    -----------  -----------
                                                    -----------  -----------

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




NOTE 8 - COMMITMENTS AND CONTINGENCIES

     RETIREMENT PLAN

     The Company's 401(k) deferred retirement plan is available to all eligible employees and provides for matching contributions by the Company equal to 20% of the amount of the participants' contributions that are not in excess of 5% of compensation. For the years ended November 30, 1996, 1995 and 1994, the Company's matching contributions were approximately $78,000, $62,000 and $30,000, respectively.

     DIRECTORS' RETIREMENT PLAN

     The 1996 Directors' Retirement Plan to provide certain retirement benefits for the directors of the Company was approved by the stockholders in June 1996. Under the plan, a director must render continuous service to the Company for a period of seven years after the commencement of the plan and shall receive a retirement benefit on the earlier of retirement date, disability or death. The retirement benefit is an annual benefit equal to the aggregate director's fees paid during the twelve month period preceding the payment of benefits. The Plan also provides that in the event of a "change in control" as defined, a director may elect to receive either an actuarial equivalent lump sum of the product of the director's compensation and the director's life expectancy or a lump sum equal to the product of the director's compensation and the number of completed years of service. The total of such payments in a "change in control" would amount to approximately $1,400,000 (See Note 12).

     For the year ended November 30, 1996, the adoption of SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions," resulted in a retirement expense which was immaterial to the Company's consolidated financial statements and for which no provision has been made.

     EMPLOYMENT/CONSULTING CONTRACTS

     The Company has an employment agreement with its Chief Executive Officer and a consulting agreement with a Director, terminating on March 31, 2000 and December 31, 1996, respectively. The current aggregate annual base compensation under these contracts is approximately $340,000. The Chief Executive Officer's contract provides for annual increments plus a bonus based on income before taxes. If the contract is terminated prior to expiration, payments are to be made equal to the greater of $2,000,000 or the sum of five years' salary, based upon the rate of compensation then in effect, plus five times the last annual bonus received (See Note 12).

     For the years ended November 30, 1996, 1995 and 1994, bonuses of approximately $299,000, $144,000 and $199,000, respectively, were paid under the employment contract.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994





NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     SELF-INSURANCE

     The Company acts as a self-insurer for its employees' health insurance up to a maximum of $50,000 per covered individual. The Company is liable up to a maximum of $460,000 for the year. Claims, including estimates for charges incurred but not reported, are charged to operations during the year in which they occur. As of November 30, 1996, 1995 and 1994, the liability for claims incurred but not submitted amounted to $50,000, $75,000 and $75,000, respectively.

     LEASES

     The approximate aggregate minimum annual rental commitments under long-term operating leases in effect at November 30, 1996 are as follows:

     YEAR ENDING       OFFICE, WAREHOUSE        TRANSPORTATION
     NOVEMBER 30,        AND SALES                EQUIPMENT         TOTAL
     ------------     ------------------       ---------------  -----------
         1997           $ 1,234,000              $ 149,000     $ 1,383,000
         1998             1,266,000                126,000       1,392,000
         1999             1,320,000                103,000       1,423,000
         2000             1,287,000                 75,000       1,362,000
         2001               927,000                 35,000         962,000
       Thereafter         4,647,000                  3,000       4,650,000
                        -----------              ---------     -----------
                        $10,681,000              $ 491,000     $11,172,000
                        -----------              ---------     -----------
                        -----------              ---------     -----------

     Certain leases contain escalation clauses which increase the rents for various operating expenses and fluctuations in property taxes.

     Rent expense consists of the following:

                                        YEARS ENDED NOVEMBER 30,
                         -----------------------------------------
                             1996           1995           1994
                         -----------    -----------    -----------
Office, warehouse and
  sales                  $ 1,552,500    $ 1,141,700    $ 1,392,046
Transportation
  equipment                  111,216        117,417         85,555
                         -----------    -----------    -----------
                         $ 1,663,716    $ 1,259,117    $ 1,477,601
                         -----------    -----------    -----------
                         -----------    -----------    -----------

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994





NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company leases certain equipment under capital leases. The following is a schedule by years of approximate future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at November 30, 1996:

               YEAR ENDING NOVEMBER 30,
               ------------------------

                         1997                    $  516,000
                         1998                       274,000
                         1999                       263,000
                         2000                       255,000
                         2001                        53,000
                                                -----------
     Total minimum lease payments                 1,361,000
     Less:  Amount representing
            interest at 6.5% to 9%                  167,000
                                                -----------
                                                $ 1,194,000
                                                -----------
                                                -----------




NOTE 9 - STOCK OPTIONS AND WARRANTS

     OPTIONS

     Under various plans, the Company may grant stock options to directors, officers and employees. The options must be granted at exercise prices of not less than fair market value and expire within ten years from the date of grant. Transactions under the various stock option and incentive plans for the periods indicated were as follows:

                                     YEARS ENDED NOVEMBER 30,
                          ------------------------------------------
                             1996           1995            1994
                          ---------      ----------      -----------
Outstanding at
  beginning of year       1,491,568      1,372,368         1,244,767
Add (deduct):
     Granted                215,000        207,000           180,500
     Terminated             (15,100)       (42,667)          (22,000)
     Exercised              (56,049)       (45,133)          (30,899)
                          ---------      ----------      -----------

Outstanding at
  end of year             1,635,419      1,491,568         1,372,368
                          ---------      ----------      -----------
                          ---------      ----------      -----------

Remaining shares
  reserved for issuance     687,732        387,632            51,965
                          ---------      ----------      -----------
                          ---------      ----------      -----------

     Options outstanding at November 30, 1996, 1995 and 1994 ranged in price from $2.25 to $16.50. Options exercised ranged in price from $2.25 to $10.25 in 1996, 1995 and 1994.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994




NOTE 9 - STOCK OPTIONS AND WARRANTS (CONTINUED)

     WARRANTS

     The Company's Series 1 warrants expired in June 1996 and almost all were exercised at $6.00 per 1.047 shares. The total net proceeds from the exercise of all warrants from 1992 (inception) through June 1996 were approximately $7,900,000 with approximately 1,400,000 shares of common stock being issued.


NOTE 10 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

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


NOTE 11 - FINANCIAL INSTRUMENTS

     The amounts at which cash, accounts receivable, accounts payable and other current liabilities are presented in the balance sheets approximate their fair value due to their short maturities. The carrying amount of long-term debt approximates its fair value determined based on discounted cash flow using a market rate of interest at the balance sheet dates as applicable to comparable debt.

NOTE 12 - SUBSEQUENT EVENT

    On March 7, 1997, the Company entered into an agreement and plan of merger whereby HSI Acquisition Corp., a wholly-owned subsidiary of Henry Schein, Inc. ("Schein"), will merge into the Company. The Company will be the surviving corporation as a subsidiary of Schein. Schein is a marketer of healthcare products and services to office-based healthcare practitioners including dental practices and laboratories, physician practices and veterinary clinics in the North American and European markets. As a result of the transaction, outstanding shares of the Company's common stock will be exchanged at a rate of .62 shares of Schein's common stock for each outstanding share of the Company. Existing options and warrants will be exchanged for Schein's options and warrants at the same rate. It is intended that the merger shall qualify as a tax free reorganization for income tax purposes and accounted for as a pooling of interests for financial reporting purposes.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

NOTE 12 - SUBSEQUENT EVENT (CONTINUED)

     The completion of the transaction is subject to approval by the Company's shareholders and to termination of any waiting period under the Hart-Scott-Rodino Act, and further, all dissenting shares shall not constitute more than 9% of the Company's outstanding common stock immediately prior to the effective date of the merger.

     The agreement may be terminated based upon certain conditions as defined in the Plan of Merger including if the merger is not consummated before September 30, 1997. In the event that the merger is not completed due to cause by either party, liquidated damages of $3,000,000 will be payable by such party to the other party. If (i) the Company terminates the Plan of Merger in order to effect an Acquisition Transaction (as defined) with another person, (ii) Schein terminates the Plan of Merger due to the Company's Board of Directors withdrawing or adversely modifying its recommendation that the Company's shareholders approve the Plan of Merger, or (iii) the Plan of Merger terminates under certain other circumstances and the Company effects an Acquisition Transaction or enters into a definitive agreement with respect thereto within six months of such termination, the Company will pay Schein a termination fee of $5,000,000.

     In connection with the Merger Agreement, the Chief Executive Officer of the Company entered into an employment agreement, which becomes effective when the merger is completed, to be employed as Executive Vice-President of Schein and President of Schein's medical products group. The existing employment agreement (see Note 8) will be terminated and Schein will cause the Company to pay him $3,000,000 in five equal installments pursuant thereto. The first payment is due on the effective date of the merger and the remaining installments are payable on each January 1st thereafter.

     If the merger becomes effective, the Board of Directors of the Company will terminate the 1996 Directors' Retirement Plan (see Note 8) and the directors will not seek to obtain the benefits payable under such plan.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994






                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                                     SCHEDULE II

                          VALUATION AND QUALIFYING ACCOUNTS




       COLUMN A                  COLUMN B    COLUMN C      COLUMN D   COLUMN E
       ---------                -----------  ----------   ----------- ----------
                                 BALANCE     ADDITIONS                 BALANCE
                                BEGINNING    CHARGED TO                 END OF
                                 OF YEAR     OPERATIONS   DEDUCTIONS*    YEAR
                                -----------  ----------   -----------  ---------
  DESCRIPTION
  -----------

Allowance for Doubtful Accounts

  Year ended November 30, 1994   $ 600,000    $ 268,551    $ 218,551  $ 650,000

  Year ended November 30, 1995     650,000       96,000       71,790    674,210

  Year ended November 30, 1996     674,210       44,000       32,031    686,179





* Deductions represent accounts written off, net of recoveries of accounts written off in prior years.

                       MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                              EXHIBIT 11 - STATEMENT RE:
            COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                                YEARS ENDED NOVEMBER 30,
                                        ------------------------------------
                                             1996       1995         1994
                                        -----------  -----------  ----------
PRIMARY EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE

EARNINGS

Income before cumulative effect of
  accounting change                     $ 1,744,835  $1,108,889    $1,681,620

MODIFIED TREASURY STOCK METHOD

Incremental income after the application
  of assumed proceeds toward repurchase
  of 20% of the outstanding common shares
  at the average market price, the reduction
  of debt and the balance of funds invested
  in U.S. government securities, net of
  applicable income taxes                    59,709     191,461       146,222
                                        -----------  ----------   -----------

Adjusted earnings                       $ 1,804,544  $1,300,350    $1,827,842
                                        -----------  ----------   -----------
                                        -----------  ----------   -----------


SHARES

Weighted average number of common shares
  outstanding                             4,554,046   3,690,092     3,551,732

Additional shares assuming conversion of:
  Stock options and warrants utilizing the
     modified treasury stock method       1,262,423   1,431,542     1,344,786
                                        -----------  ----------   -----------

Number of common and common
  equivalent shares                       5,816,469   5,121,634     4,896,518
                                        -----------  ----------   -----------
                                        -----------  ----------   -----------

Earnings per common and common equivalent
  share before cumulative effect of
  accounting change                            $.31        $.25          $.37
                                        -----------  ----------   -----------
                                        -----------  ----------   -----------

Fully diluted earnings per common and common equivalent share were the same.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  IDENTIFICATION OF DIRECTORS

     The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                        First
                         Term of        Became           Principal
Name                Age  Office         Director         Occupation
----                ---  --------       --------       --------------

Bruce J. Haber       44    (1)          1981           President of the
                                                       Company

Marvin S. Caligor    66    (1)          1982           Consultant

Renee Steinberg      74    (1)          1971           Secretary of
                                                       the Company

K. Deane Reade, Jr.  55    (1)          1987           President of
                                                       Bangert, Dawes,
                                                       Reade,
                                                       Davis & Thom
                                                       Incorporated
___________________________
(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS.

     Bruce J. Haber is President of the Company and its subsidiaries. Louis Buther, Ernest W. Nelson and Michael Levy are each a Vice-President of the Company. Donald Sabia is Vice President of Operations of the Company. Stuart
F. Fleischer is Vice President of Finance and the Principal Financial and Accounting Officer and Gary Butler is Treasurer of the Company. Renee Steinberg is Secretary of the Company.

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

     Donald R. Sabia has been Vice-President of Operations since August of 1996. Prior to his appointment as Vice-President, Donald Sabia has served as Customer Service Manager of the Caligor Division from September 1991 to April of 1995 and Purchasing Director of the Company from April 1995 to his appointment of Vice-President. Mr. Sabia joined MBM in 1990 through the acquisition of his company, Eastern Medical Supply Co., Stamford, CT, in which he was a major shareholder and held the position of Vice-President for 15 years. Mr. Sabia is a full time employee of MBM.

     Michael Levy joined MBM in 1990 as Vice President of the Healer Products Division. Prior to joining MBM, Mr. Levy served as a Management Consultant in the women's apparel industry from 1987 to 1990. He was Senior Vice President of Rudco Industries, Inc., a financial forms manufacturer from 1975 to 1987 and held two management positions in the hardware industry from 1960 to 1975. Mr. Levy holds a Bachelor of Science degree from New York University. Mr. Levy is a full-time employee of MBM.

     Stuart F. Fleischer has been Vice President of Finance, Principal Financial and Accounting Officer since April 1995. Stuart Fleischer joined the Company in March 1995. From February 1986 through March 1995, Mr. Fleischer served as a Senior Vice President and Chief Financial Officer of Communications Diversified, a promotional marketing entity. From June 1974 through January 1986, he worked on the audit staff at Price Waterhouse. Mr. Fleischer is a Certified Public Accountant and holds a Bachelor of Science degree from Lehigh University. Mr. Fleischer is a full-time employee of MBM.

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

     K. Deane Reade, Jr. has been a Director of MBM since July, 1987. Mr. Reade is a General Partner of Gramercy Hills Partners, L.P. Mr. Reade is a founder and, since 1975, has served as President and a director of Bangert, Dawes, Reade, Davis & Thom, Incorporated, a private investment banking firm with offices in New York and San Francisco. Between 1989 and 1996, Mr. Reade served as Managing Director of John Hancock Capital Growth Management, Inc. Mr. Reade is a graduate of Rutgers University. He is a director of American/Elgen, Inc. (Irvington, New Jersey); Myers Industries, Inc. (Lincoln, Illinois); U. S. Souvenir, Inc. (Honolulu, Hawaii) and Trail Blazers Camps, Inc. (New York, N.Y.) a 100 year old social service organization with a year round educational program for disadvantaged children from the Metropolitan New York - New Jersey area.

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

     In October 1987, MBM established an Executive Compensation Committee with Renee Steinberg as Chairman and Bruce Haber and K. Deane Reade as members and an Audit Committee with K. Deane Reade as Chairman and Bruce Haber and Marvin Caligor as members.

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

     The Audit Committee has the power to:(i)select the independent certified public accountant; (ii) satisfy itself on behalf of the Board that the external and internal auditing procedures assure reliable and informative accounting and financial reporting;(iii) have meetings with management, or with the auditors, or with both management and auditors, to review the scope of the auditor's examination, audit reports and the Corporation's internal auditing procedures and reviews;(iv) monitor policies established to prohibit unethical, questionable, or illegal activities by those associated with the Corporation; and (v) review the compensation paid to the auditors through annual audit and non-audit fees and the effect on the independence of the auditors in relation thereto, and it may exercise the powers and authority of the Board of Directors to implement changes in connection with the foregoing or, at its option, may make recommendations to the entire Board of Directors for its approval.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended November 30, 1996.

Item 11.  EXECUTIVE COMPENSATION

     The following table provides a summary compensation table with respect to the compensation of MBM's Chief Executive Officer (CEO) and the executive officers other than the CEO who are serving as executive officers at the end of fiscal 1996 whose total annual salary and bonus, if any, exceeded $100,000.


                                                         SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                       Awards              Payouts
--------------------------------------------------------------------------------------------------------------------------------
(a)                   (b)           (c)           (d)            (e)          (f)            (g)           (h)            (i)
                                                                Other                                                     All
  Name                                                         Annual      Restricted                                    Other
   and                                                         Compen-       Stock                        LTIP          Compen-
Principal                                                      sation       Award(s)       Number of     Payouts        sation
Position              Year       Salary ($)     Bonus ($)        ($)       ($)    (1)       Options        ($)         ($)   (2)
--------------------------------------------------------------------------------------------------------------------------------
                      1996        237,509        298,742         -0-          -0-            70,000        -0-           40,500
Bruce J. Haber        1995        222,577        144,131         -0-          -0-            70,000        -0-           40,431
CEO,                  1994        209,385        199,097         -0-          -0-            70,000        -0-           40,848
--------------------------------------------------------------------------------------------------------------------------------
                      1996        116,720        170,517         -0-          -0-            15,000        -0-            1,150
Louis Buther          1995        115,885         50,874         -0-          -0-            17,500        -0-            1,150
Vice President        1994        114,058         89,365         -0-          -0-            17,500        -0-            1,766
--------------------------------------------------------------------------------------------------------------------------------
                      1996         93,211         40,437         -0-          -0-            10,000        -0-            1,326
Ernest Nelson         1995         85,654         40,890         -0-          -0-            15,000        -0-            1,217
Vice President        1994         85,346         46,445         -0-          -0-            10,000        -0-            1,228
--------------------------------------------------------------------------------------------------------------------------------
                      1996         79,731         32,483         -0-          -0-             7,000        -0-            1,112
Donald Sabia          1995         74,487         10,551         -0-          -0-             2,000        -0-              840
Vice President        1994         72,114         13,353         -0-          -0-             2,500        -0-              845
Operations
--------------------------------------------------------------------------------------------------------------------------------
Stuart Fleischer      1996        114,654         33,825         -0-          -0-            10,000        -0-              575
Vice President-       1995         71,621         11,446         -0-          -0-            10,000        -0-             -0-
Finance and           1994           -0-            -0-          -0-          -0-             -0-          -0-             -0-
Principal Financial
and Accounting
Officer
--------------------------------------------------------------------------------------------------------------------------------


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

                                 OPTION GRANTS TABLE

    The information provided in the table below provides information with respect to individual grants of stock options during fiscal 1996 of each of the executive officers named in the summary compensation table above. MBM did not grant any stock appreciation rights during 1996.

                          Option Grants in Last Fiscal Year

-------------------------------------------------------------------------------
                                                              Potential
                                                         Realizable Value at
                                                            Assumed Annual
Individual Grants                                        Rates of Stock Price
                                                             Appreciation
                                                         for Option Term (2)
-------------------------------------------------------------------------------
(a)                 (b)       (c)       (d)        (e)       (f)        (g)
                             % of
                             Total
                            Options/
                           Granted to
                  Options  Employees   Exercise   Expira-
                  Granted  in Fiscal    Price      tion
Name                (#)     Year (1)   ($/Sh)      Date    5% ($)     10% ($)
-------------------------------------------------------------------------------
Bruce Haber        70,000    32.6%     12.25     2/13/06   539,000   1,366,400
Louis Buther       15,000     7.0%     12.25     2/13/06   115,500     292,800
Ernest Nelson      10,000     4.7%     12.25     2/13/06    77,000     195,200
Stuart Fleischer   10,000     4.7%     12.25     2/13/06    77,000     195,200
Donald Sabia        2,000     0.9%     12.25     2/13/06    15,400      39,040
Donald Sabia        5,000     2.3%     16.50     10/2/06    51,900     131,500
-------------------------------------------------------------------------------

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

     The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1996 by each of the executive officers named in the summary compensation table and the fiscal year end value of unexercised options.

-------------------------------------------------------------------------------
(a)                   (b)      (c)             (d)                (e)
                                                                Value of
                                            Number of         Unexercised
                    Shares                 Unexercised        In-the-Money
                   Acquired                 Options at          Options
                      on      Value         FY-End (#)        at Fy-End($)
                   Exercise  Realized      Exercisable/       Exercisable/
Name                 (#)      ($)(1)      Unexercisable     Unexercisable(1)
-------------------------------------------------------------------------------
Bruce Haber         8,333     113,662     796,667/0        9,700,005/0
Louis Buther        5,333      72,742     160,000/15,800    1,702,743/168,420
Ernest Nelson       5,333      72,742     108,333/15,800    1,084,170/167,700
Stuart Fleischer     -0-        -0-       20,000/8,000     74,500/68,000
Donald Sabia         -0-        -0-       20,500/12,700    89,750/77,875
-------------------------------------------------------------------------------

_______________________
(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

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

     The report describes the policies and rationales of the Committee in establishing the principal components of executive compensation in 1996. The Committee's review and determination of executive compensation includes consideration of the following factors: (a) compensation surveys of similar size companies, (b) past and future performance contributions of each executive officer, (c) the performance of the Company, both separately and relative to similar size companies, (d) historical compensation levels and (e) recommendations of independent board members with respect to compensation competitiveness.

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

     Based on the Company's profitable operations over the past ten years, the Committee believes that the Company's executive management is dedicated to its corporate objectives of achieving significant improvements in long-term financial and operating performance. The executive compensation program outlined below is designed to implement this strategy by rewarding management for achieving these objectives.

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

     CHIEF EXECUTIVE OFFICER'S 1996 COMPENSATION. As more specifically set forth in the Summary of Compensation table, Mr. Haber earned during fiscal 1996, an annual salary of $237,509 (computed at the rate of $240,750 per annum) and an annual bonus of $298,742 equal to 7% of the Company's income before deducting taxes and the amount of his bonus in accordance with his employment contract.
In addition, Mr. Haber received options to purchase 70,000 shares of the Company's Common Stock at the then current fair market value at the time of grant.

     In determining Mr. Haber's 1996 compensation, the Committee considered the factors applied to the compensation of all executive officers as discussed above. The Committee decided that, based on these criteria, the Company's performance was successful. The Committee decided that Mr. Haber's total 1996 compensation package reflects the Company's overall performance based on the creation of shareholder value, cash flow, and net income and that his annual bonus which was based upon the terms of his employment contract, compares to that paid to CEO's of similar sized companies.

     The foregoing report has been approved by all members of the Committee.

                 Renee Steinberg, Chairperson
                 K. Deane Reade, Jr.
                 Bruce J. Haber

COMPARATIVE PERFORMANCE BY THE COMPANY

     The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total shareholder return on its Common Stock with the cumulative shareholder return of (1) a broad equity market index, and (2) a published industry index or peer group for the past five years. Such chart compares the performance of the Company's Common Stock with (1) the NASDAQ Stock Market Index and (2) a group of public companies each of whom are listed in the peer group machinery, equipment and supplies and assumes an investment of $100 on December 1, 1991 in each of the Company's Common Stock, the stock comprising the NASDAQ Stock Market index and the stocks of the machinery, equipment and supplies.

                   Comparison of Five Year-Cumulative Total Returns
                                Performance Graph for
                                MICRO BIO-MEDICS, INC.


     PREPARED BY THE CENTER FOR RESEARCH IN SECURITY PRICES
     Produced on 01/27/97 including data to 11/29/96




                               LEFT BLANK INTENTIONALLY

                 [INSERT GRAPH OF "5-YEAR CUMULATIVE TOTAL RETURNS"]








                                                                   LEGEND


Symbol    CRSP Total Returns Index for:                11/29/91  11/30/92  11/30/93  11/30/94  11/30/95  11/29/96
------    ----------------------------                 --------  --------  --------  --------  --------  --------

______ -  MICRO BIO-MEDICS, INC.                          100.0     179.7     339.0     257.6     352.5     488.1

 ...__. -  Nasdaq Stock Market (US Companies)              100.0     126.0     145.8     146.1     208.3     255.2

------ -  NASDAQ Stocks (SIC 5080-5089 US Companies)      100.0     113.1     163.8     133.9     138.7     158.4
          Machinery, Equipment, and Supplies


Notes:
     A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

     B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

     C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

     D. The index level for all series was set to $100.0 on 11/29/91.

EMPLOYMENT AND CONSULTING AGREEMENTS

     MBM has a five year Employment Agreement with Bruce J. Haber subject to an automatic one year extension on April 1st of each year commencing April 1, 1996, unless either party elects not to extend the contract after giving the other party at least 180 days prior written notice. Pursuant to this agreement, Mr. Haber has agreed to devote his full time and efforts to the business of MBM and to serve as MBM's President and Chief Executive Officer. Mr. Haber is currently receiving a base salary of $260,000 per annum which compensation is increased annually by at least $5,000 per annum until the termination of the agreement, subject to additional increases at the discretion of the Board of Directors. Mr. Haber is also entitled to be paid each year an annual bonus for the most recently completed fiscal year equal to no less than 7% of MBM's income before income taxes and Mr. Haber's bonus. Mr. Haber received a whole-life policy covering his life, presently in the sum of $2,000,000 and the use of a
Company motor vehicle.   In the event Mr. Haber's employment agreement is
terminated for any reason other than his willful misconduct, then Mr. Haber shall be entitled, as liquidated damages, to an amount of money equal to the greater of $2,000,000 or the sum of five years compensation. In the event there is a dispute as to the amount of liquidated damages payable to Mr. Haber, then on the termination date MBM shall be required to pay into an interest bearing escrow account, the sum of $4,000,000 less the amount of liquidated damages paid to Mr. Haber which is not in dispute. Mr. Haber will continue to receive his full compensation during the continuation of any dispute.

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

     On January 1, 1988, Mr. Caligor commenced serving MBM as a part-time consultant at an annual cash compensation of $100,000. Mr. Caligor's consulting contract which originally provided for a termination date of December 31, 1990 was extended by MBM's Board of Directors and currently terminates on December 31, 1997.

STOCK OPTION PLANS

     An Incentive Stock Option Plan (the "1982 Incentive Plan") was adopted by the Board of Directors and stockholders on February 24, 1982 and terminated on February 24, 1992 as to the granting of new options. The 1982 Plan provided that an aggregate of 166,666 shares of MBM's Common Stock were issuable, subject to adjustment in the event of changes in the capital structure of MBM.
Employees of MBM were eligible for selection as participants. During fiscal 1996, 1995 and 1994, 26,966 shares, 11,300 shares and 12,666 shares, respectively, of MBM's Common Stock were issued at exercise prices ranging from $2.25 per share to $4.00 per share. As of February 28, 1997, MBM has 62,400 options outstanding under the 1982 Plan at exercise prices ranging from $2.25 per share to $4.00 per share.

     On April 14, 1989, the Board of Directors adopted and the shareholders later approved a 1989 Non-qualified Stock Option Plan, (the "1989 Plan"), in order to attract and retain qualified employees, officers and directors. Under the 1989 Plan, options to purchase a maximum of 416,666 shares of Common Stock may be granted to employees, officers and directors of MBM. If any options granted under the 1989 Plan expire or terminate for any reason without having been exercised in full, the unpurchased shares shall become available for further options pursuant to the 1989 Plan. The 1989 Plan also provides that no options may be granted after April 13, 1999. The 1989 Plan is administered by the Board of Directors of MBM or by a Stock Option Committee appointed by the Board which consists of not less than three directors. The maximum term of any option under the Plan is ten years. The Board of Directors or Committee appointed by the Board determines which employee, officer or director shall have options under the 1989 Plan, the number of shares of Common Stock that may be purchased under each option, the option price and all other provisions of the respective option agreements (which need not be identical), including but not limited to provisions concerning the time or times when, and the extent to which, the options may be exercised and any limitations upon the transferability of such shares. Each option granted under the 1989 Plan is non-transferable, may be exercised only if the participant has been continuously a director, consultant or employee of MBM. However, in the case of death, the lawful heirs and/or beneficiaries of a deceased optionee may exercise such options for a period of six months after the optionee's death. As of November 30, 1996, MBM had outstanding options under the 1989 Plan to purchase an aggregate of 398,567 shares of MBM's Common Stock at exercise prices from $2.25 per share to $4.00 per share to various officers and members of the Board of Directors. As of November 30, 1996, substantially all of these options are exercisable. During fiscal 1996, 1995 and 1994, 2,000 shares, 4,333 shares and 4,000 shares, respectively, of MBM's Common Stock were issued at exercise prices ranging from $2.25 to $4.00 per share.

     On January 28, 1992, the Board of Directors of MBM adopted a Stock Option Plan (the "1992 Plan") which was approved by stockholders. The 1992 Plan, as amended, covers 1,850,000 shares of Common Stock. The 1992 Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Stock Options."

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

     The 1992 Plan will (a) upon the occurrence of an Acquisition Event (as defined in the 1992 Plan), at the election of an optionee, permit each optionee to exercise all or any portion of such optionee's exercisable Options by borrowing from MBM, and MBM shall be obligated to loan such optionee an amount equal to the aggregate exercise price of such Options intended to be exercised by such optionee. Such optionee shall use the proceeds of such loan to exercise such Options. Such optionee shall issue to MBM a promissory note made by such optionee in a principal amount equal to the amount of such loan. The optionee will pledge to MBM to secure the repayment of such loan all shares of Common Stock issued to the optionee upon exercise of Options pursuant to this paragraph. At the time of such loan, such loan shall have a rate of interest and such loan and pledge shall have such additional terms and conditions all as determined by the Board of a Committee thereof; (b) upon the occurrence of a Change of Control, as defined in the 1992 Plan, which Change of Control is not approved by a vote of at least eighty percent (80%) of the directors that constitute the Board immediately prior to the occurrence of such Change of Control, terminate all Options as of the time immediately prior to the occurrence of such Change of Control and the respective optionees shall surrender all of their unexercised Options for cancellation by MBM and, upon such surrender, the optionee shall receive (1) the cash, securities or other consideration he would have received had he been entitled to exercise, and had he exercised, such Option or Options immediately prior to such Change of Control and had he disposed of his shares issuable upon such exercise in connection with such Change of Control (subject to required deductions and withholdings), minus (2) an amount of cash or fair market value of securities or other such consideration equal to the exercise price of such Option or Options surrendered. (i) The foregoing shall not apply to all incentive stock options granted prior to the June 23, 1995, the date of stockholder approval of such provisions, (ii) any non-statutory stock option granted prior to June 23, 1995 where a written consent is required to be obtained from the optionee whose rights have been adversely affected and such consent is not obtained from the optionee, or (iii) any Option whatsoever where an event of default would be created under MBM's then-existing institutional loan(s) and such event of default is not waived prior to such occurrence or cured pursuant to the terms of said loan agreements. As of February 28, 1997, MBM has under the 1992 Plan Incentive and Non-Statutory Stock Options outstanding to purchase 1,335,700 shares of MBM's Common Stock at exercise prices ranging from $4.00 per share to $16.25 per share. During fiscal 1996, 22,750 shares of MBM's Common Stock were issued at exercise prices ranging from $4.00 to $10.25 per share.

SECTION 401(K) OR DEFERRED RETIREMENT PLAN

     Effective December 1, 1985, MBM initiated a cash or deferred retirement plan pursuant to Section 401(k) of the Code (the "Plan"). All employees are eligible to enroll and to receive benefits under the Plan, beginning February 1, 1986, the commencement date of the plan. Employees can elect to contribute up to 20% of their compensation to the Plan and MBM will make matching contributions in an amount equal to 20% of the amount of the Participant's contribution that is not in excess of 5% of compensation. A Participant shall at all times have a one hundred (100%) percent vested interest in his contribution Account. Any distributions to be made under the Plan to a Participant will begin not later than the 60th day after the latest of the close of the Plan year in which (a) the Participant attains his normal retirement age (i.e. 59-1/2), or (b) the date the Participant terminates his employment with MBM, or (c) such later date pursuant to his written election. Prior to retirement, Plan savings may be payable upon an employee's death (payable to his or her designated beneficiary), disability (as defined in the Plan) or termination by MBM. Plan savings are payable, at the Plan Administrator's option, in either one lump sum or in installments. The Participant may be consulted prior to making such determination. For the fiscal years ended November 30, 1996, 1995 and 1994, MBM's matching contributions amounted to $78,000, $62,200 and $29,985, respectively.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of its Common Stock and all executive officers and directors, both individually and as a group. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of Common Stock which may be acquired by a person are considered outstanding notwithstanding the vesting schedule, but shall not be deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.

                                  Amount
                                and Nature        Approximate
Name and Address of            of Beneficial        Percent
Beneficial Owner (1)           Ownership (1)      of Class (2)
--------------------           -------------      ------------

Renee Steinberg (3)(12)
20080 Boca West Drive
Apt. 458
Boca Raton, FL 33434              145,667              2.9

Bruce J. Haber (4)                973,834             16.4

Louis Buther (5)                  191,667              3.7

Marvin S. Caligor (11)            111,083              2.2

Ernest W. Nelson (6)              131,834              2.5

Gary Butler (7)                    22,000              *

K. Deane Reade, Jr.(8)(10)
605 Third Avenue
New York, NY 10158                229,519              4.4

Michael Levy (12)                   8,500              *

Stuart F. Fleischer (13)           30,000              *

Donald R. Sabia (14)               25,500              *

All executive officers
and directors as a group
(ten persons) (9)               1,869,604             28.4

____________
*      Represents less than one percent of the outstanding Common Stock.

 (1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named. All addresses, except as otherwise noted, are c/o of Micro Bio-Medics, Inc., 846 Pelham Parkway, Pelham Manor, NY 10803.

 (2) Based upon 5,070,248 shares of Common Stock outstanding on February 28, 1997. The foregoing does not include the possible issuance of shares in connection with the exercise of outstanding options.

 (3) May be deemed to be a "founder" or "parent" of MBM for purposes of the Securities Act of 1933, as amended. Includes options to purchase 22,000 shares granted to Renee Steinberg.

 (4) Includes options to purchase 866,667 shares granted to Mr. Haber. A non-executive officer of MBM has agreed for a period of ten years from January 18, 1996, unless such shares are transferred to an unrelated third party, to vote such shares in accordance with the directions of Bruce J. Haber, or if Mr. Haber dies, becomes disabled or is unable to give such directions, then in accordance with the directions of the board of directors of MBM. The amount of shares included in Mr.Haber's beneficial ownership does not include such non-executive officer's shares. If such non-executive officer's shares are deemed beneficially owned by Mr. Haber, then Mr. Haber may be deemed to beneficially own 1,104,560 shares (16.8%).

 (5)   Includes options to purchase 175,000 shares granted to Mr. Buther.

 (6)   Includes options to purchase 118,666 shares granted to Mr. Nelson.

 (7)   Includes options to purchase 15,666 shares granted to Mr. Butler.

 (8) Includes shares owned under certain retirement trusts and profit sharing plans.

 (9) Includes options to purchase 1,504,666 shares granted to officers and directors. The amount of shares owned by all executive officers and directors as a group does not include 130,726 shares of Common Stock which may be deemed beneficially owned by Bruce Haber as discussed in footnote 4. In the event that such 130,726 shares were deemed beneficially owned by Mr. Haber, then the amount of shares beneficially owned by all executive officers and directors as a group would be 2,000,330 representing 30.4% of MBM's outstanding shares.

(10)   Includes options to purchase 163,333 shares granted to Mr. Reade.

(11)   Includes options to purchase 79,667 shares granted to Mr. Caligor.

(12)   Includes options to purchase 8,500 shares granted to Mr. Levy.

(13)   Includes options to purchase 30,000 shares granted to Mr. Fleischer.

(14)   Includes options to purchase 25,500 shares granted to Mr. Sabia.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 18, 1996, MBM issued 280,696 shares in connection with its acquisition of Stone Medical Supply Corporation, 161,452 shares of which are owned by Andrew Stone. During 1996, Mr. Stone sold 30,000 of these shares. Mr. Stone has agreed for a period of ten years from January 18, 1996 to vote his MBM shares in accordance with directions of Bruce J. Haber or if Mr. Haber dies, becomes disabled or unable to give directions, then in accordance with directions of the MBM Board of Directors, until such time as such shares are transferred to an unrelated third party.

     Reference is made to "Item 1" under "Recent Developments" for a description of the Merger Agreement pursuant to which MBM would become a wholly owned subsidiary of Schein and the stockholders of MBM would exchange their MBM outstanding shares for shares of Schein Common Stock. The terms of the Merger Agreement were determined following lengthy negotiations between the respective managements of Schein and MBM. The respective managements and Board of Directors of each company are not affiliated or related to one another. The terms of the Merger Agreement are the result of arms' length negotiations. Various agreements have been entered into between Schein and the Company's directors. All of the Company's directors, namely, Bruce J. Haber, K. Deane Reade, Jr., Marvin S. Caligor and Renee Steinberg have entered into an Option and Proxy Agreement dated March 7, 1997 pursuant to which they have agreed to grant Schein their individual proxies to vote all common stock beneficially owned by them (excluding certain shares beneficially owned by Mr. Reade in pension plans and in margin accounts) or which they have the right to vote in favor of the Merger Agreement at an upcoming stockholder meeting to be called for the purpose of adopting and approving the Merger Agreement. Further, the Option and Proxy Agreements provide that in the event of termination of the Merger Agreement, under certain circumstances, Schein has the option to compel all directors to exercise their options to purchase MBM Common Stock and to compel them to exchange all MBM Common Stock beneficially owned by them (excluding certain shares beneficially owned by Mr. Reade in pension plans and in margin accounts) for Schein Common Stock at the conversion ratio of 0.62 of a share of Schein Common Stock for each 1.0 share of MBM Common Stock. Further, Mr. Haber has entered into an employment agreement with Schein and an agreement with Schein to terminate his existing contract with MBM for a termination fee of $3,000,000 to be paid over three and one-half years which becomes effective upon the consummation of the Merger. For complete details of these agreements and other related agreements which will be entered into between Mr Haber and Schein upon the consummation of the Merger, reference is made to the texts of such agreements, which are filed as Exhibits to this Form 10-K, and the foregoing summary of certain principal terms of such agreements are qualified in their entirety.

     The Company has entered into an agreement with Bangert, Dawes, Reade, Davis & Thom Incorporated ("BDRDT") pursuant to which it engaged them to perform financial advisory services to MBM in connection with the Merger Agreement with Schein and its subsidiary, HSI. Upon the consummation of the Merger, BDRDT will receive a fee currently estimated to be approximately $1,230,000 and if the Merger is not consummated, BDRDT will receive a fee of $150,000.

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

    10(D) Credit Agreement dated November 18, 1993 among Micro Bio-Medics, Inc., the Bank's signatory thereto, and the Chase Manhattan, N.A. as agent (incorporated by reference to Exhibit 10.1 included in the Company's Form 8-K dated November 19, 1993)

    10(E) First Amendment to Credit Agreement dated August 1, 1994 (incorporated by reference to Exhibit 10(a)(1) included in the Company's Form 10-K for the fiscal year ended November 30, 1994)

    10(F) Second Amendment to Credit Agreement dated December 1, 1994 (incorporated by reference to Exhibit 10(a)(2) included in the Company's Form 10-K for the fiscal year ended November 30, 1994)

   10(F.1) Form of Third Amendment to Credit Agreement dated as of December 1, 1995 (incorporated by reference to Exhibit 10(F.1) included in the Company's Form 10-K for its fiscal year ended November 30, 1995.

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

    10(M) 1992 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 28(A) included in the Company's Form 10-K for the fiscal year ended November 30, 1991)

    10(N) Subscription Agent Agreement (incorporated by reference to Exhibit 10(m) included in the Registrant's Form S-2 Registration Statement File No. 33-463191, Exhibit M)

    10(O)     Agreement for Merger and Reorganization dated as of November 2,
              1995*

    10(P) Noncompetition, Indemnification and Release Agreement of Andrew D. Stone dated as of November 2, 1995 *

    10(Q)     Noncompetition Agreement of Lyudmila Stone dated as of November 2,
              1995*

    10(R)     Form of Escrow Agreement *

    10(S)     Employment Agreement of Andrew D. Stone dated as of November 2,
              1995*

    10(T)     Form of Put and Call Agreement *

    10(U)     Management Agreement dated as of November 2, 1995 *

    10(V) Amendment to Bruce Haber Employment Agreement dated as of December 23, 1993 *

    10(W) Amendment to Bruce Haber Employment Agreement dated as of April 1, 1995 *

    10(X) Amendment to Bruce J. Haber's Employment Agreement dated as of March 12, 1996 **

    10(Y)     Amendments to 1992 Incentive and Non-Statutory Stock Option Plan *

    10(Z)     Consent of Chase Manhattan Bank dated as of November 2, 1995 *

    10(a)(a) Further Amendment to 1992 Incentive and Non-Statutory Stock Option Plan **

    10(b)(b) Agreement and Plan of Merger dated March 7, 1997 by and among Henry Schein, Inc., HSI Acquisition Corp. and the Registrant together with exhibits which include Form of Affiliate Agreement, Form of Option and Proxy Agreement and Form of counsel opinions.**

    10(c)(c) Employment Agreement dated March 7, 1997 between Bruce J. Haber and Henry Schein, Inc.**

    10(d)(d) Form of Agreement between Bruce J. Haber and Henry Schein, Inc. relating to a change in control of Schein.**

    10(e)(e) Termination of MBM Employment Agreement between Bruce J. Haber and Henry Schein, Inc.**

    10(f)(f) Form of Restricted Stock Agreement between Bruce J. Haber and Henry Schein, Inc.**

    10(g)(g) Agreement between the Registrant and Bangert, Dawes, Reade, Davis & Thom Incorporated**

    11 Statements re: computation of per share earnings (included in Notes to Consolidated Financial Statements and Schedules thereto)

    21 Subsidiaries of Registrant (Caligor Physicians & Hospital Supply Corp., a wholly-owned New York corporation does business under the name "Caligor Pharmacy")

    23        Consent of Accountants **

    27        Financial Data Schedule **
       ________________
       *      Incorporated by reference to Exhibits 10(N) through 10(X) and
              Exhibit 21 filed as Exhibits to the Registrant's Form S-4
              Registration Statement, File No. 33-64399.

       **     Filed herewith

                    (b)  REPORTS ON FORM 8-K

     During the three months ended November 30, 1996, a Form 8-K was not filed or required to be filed.

                                      SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MICRO BIO-MEDICS, INC.



                                   By: /s/ Bruce J. Haber
                                      ----------------------------------------
                                       Bruce J. Haber, President


Dated:    Pelham Manor, N.Y.
          March 14, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signatures               Titles                          Date
     ----------               ------                          ----

/s/ Bruce J. Haber
-----------------------
Bruce J. Haber                President, Principal
                              Executive Officer
                              and Director                    March 14, 1997

/s/ Marvin S. Caligor
-----------------------
Marvin S. Caligor             Director                        March 14, 1997


/s/ Stuart F. Fleischer
-----------------------
Stuart F. Fleischer           Vice President of Finance,
                              Principal Accounting
                              and Financial Officer           March 14, 1997

/s/ Renee Steinberg
-----------------------
Renee Steinberg               Secretary and Director          March 14, 1997


/s/ K. Deane Reade, Jr.
-----------------------
K. Deane Reade, Jr.           Director                        March 14, 1997