Form 10-Q
period 1997-02-28
MICRO BIO MEDICS INC
filed 1997-04-14
CIK 318251

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended February 28, 1997

                                   OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to________

Commission File Number: 0-12665
_______________________________

                         MICRO BIO-MEDICS, INC.
    __________________________________________________________
         (Exact name of Registrant as specified in its charter)

      New York                            13-2692560
______________________________________________________________________
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)

846 Pelham Parkway
______________________
Pelham Manor, New York                                         10803
______________________                                         ______
(Address of principal executive offices)                    (Zip Code)

 Registrant's telephone number,
including area code                                   (914) 738-8400
                                                      _______________


____________________________________________________________________
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X     No
                              ____      ____

The number of shares of Registrant's Common Stock, par value $.03 per share outstanding as of April 3, 1997 was 5,092,171

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTER ENDED FEBRUARY 28, 1997

                                  INDEX
                                  _____


                                                                 Page
                                                                Number
                                                                _______


Part I Financial Information

   Item 1. Financial Information
           Consolidated Statements of Operations -
           Three Months Ended February 28, 1997 (Unaudited)
           and February 29, 1996 (Unaudited)                         3

           Consolidated Balance Sheets -
           February 28, 1997 (Unaudited) and November 30, 1996      4-5

           Consolidated Statements of Cash Flows
           Three Months Ended February 28, 1997 (Unaudited)
           and February 29, 1996 (Unaudited)                        6-7

           Notes to Consolidated Financial Statements (Unaudited)    8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-10


Part II                                                              11

Signature Page                                                       12

                    MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                ( UNAUDITED )

                                             Three Months Ended
                                         ---------------------------
                                         February 28,    February 29,
                                            1997            1996
                                         ------------    ------------

NET SALES                                $38,004,627     $29,887,421
COST OF GOODS SOLD                        30,670,850      23,591,909
                                         -----------     -----------
GROSS PROFIT                               7,333,777       6,295,512
                                         -----------     -----------
OPERATING EXPENSES
   Selling, shipping and warehouse         4,501,452       3,823,293
   General and administrative              2,355,750       2,006,500
   Interest and financing costs
    (net of interest income of $ 45,251
    in 1997, $ 35,728 in 1996)                99,739         314,103
                                         -----------     -----------
   Total operating expenses                6,956,941       6,143,896
                                         -----------     -----------
INCOME BEFORE INCOME TAXES                   376,836         151,616

PROVISION FOR INCOME TAXES                   158,300          63,700
                                         -----------     -----------
NET INCOME                               $   218,536     $    87,916
                                         ===========     ===========
EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                  $      0.04     $      0.02
                                         ===========     ===========
NUMBER OF SHARES USED IN
COMPUTING EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE                6,149,343       5,499,024
                                         ===========     ===========
DIVIDENDS PER COMMON SHARE                  None            None
                                         ===========     ===========

       The notes to financial statements are made a part hereof.

                   MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                       ------------------------------

                                    ASSETS
                                 ------------


                                              February 28,
                                                  1997       November 30,
                                              (UNAUDITED)        1996
                                              ------------   ------------
CURRENT ASSETS
 Cash                                         $   354,864    $ 1,513,750
 Accounts receivable, less allowance for
   doubtful accounts, of $688,475 at February
   1997 and $686,179 at November 1996          30,694,116     31,280,932
 Inventory                                     15,355,018     13,488,244
 Deferred income taxes                            781,500        781,500
 Prepaid expenses and other current assets        707,329        875,451
 Prepaid income taxes                             263,358        329,918
                                              ------------   ------------
        Total current assets                   48,156,185     48,269,795

PROPERTY, PLANT AND EQUIPMENT - at cost
  net of accumulated depreciation and
  amortization of $3,709,070 at February 1997
  and $3,433,070 at November 1996               3,665,123      3,758,348

INTANGIBLE ASSETS - net of accumulated
  amortization of $ 1,262,059 at February 1997
  and $1,155,260 at November 1996               8,605,198      8,254,087

OTHER ASSETS                                      161,586        161,586
                                              ------------   ------------
                                              $60,588,092    $60,443,816
                                              ============   ============


The notes to financial statements are made a part hereof.

                   MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   ---------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                   ---------------------------------------


                                              February 28,
                                                  1997     November 30,
                                              (UNAUDITED)      1996
                                             ------------  ------------
CURRENT LIABILITIES:
 Current maturities of
   long term debt                            $   432,755   $   432,755
 Accounts payable                             19,224,267    17,182,644
 Accrued expenses and
   sundry liabilities                          2,116,424     2,542,174
                                             ------------  ------------

         Total current liabilities            21,773,446    20,157,573


LONG-TERM DEBT, net of
    current maturities                         6,966,659     8,714,567

DEFERRED INCOME TAXES                            179,911       179,911
                                             ------------  ------------
        Total Liabilities                     28,920,016    29,052,051
                                             ------------  ------------


STOCKHOLDERS' EQUITY
 Preferred stock $ 1.00 par value
   Authorized-1,000,000 shares
   no shares issued      -      -
 Common stock $.03 par value
   Authorized - 20,000,000 shares
   Issued     - 5,074,015 in February 1997
              - 5,062,115 in November 1996       152,220       151,863
Capital in excess of par value                21,011,954    20,954,536
Retained earnings                             10,505,066    10,286,530
Less: Cost of 1,167 shares of common
        stock in treasury                         (1,164)       (1,164)
                                             ------------  ------------
     Total stockholders' equity               31,668,076    31,391,765
                                             ------------  ------------
                                             $60,588,092   $60,443,816
                                             ============  ============

The notes to financial statements are made a part hereof.

  MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (UNAUDITED)


                                                    Three Months Ended
                                                 --------------------------

                                                 February 28,  February 29,
                                                     1997          1996
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                       $   218,536   $    87,916
                                                 ------------  ------------
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Expenses not requiring the use of cash:
     Depreciation and amortization                   382,799       282,711
     Provision for losses on
       accounts receivable                             2,296         5,701
   Changes in assets and liabilities,
     Accounts receivable                             584,520      (505,445)
     Inventory                                    (1,866,774)      310,648
     Prepaid expenses and other current
       assets                                        168,122       (29,315)
     Other assets                                                 (328,226)
     Income taxes                                     66,560        62,154
     Accounts payable                              2,041,623     1,219,346
     Accrued expenses and sundry
       liabilities                                  (425,750)     (216,319)
                                                 ------------  ------------
                                                     953,396       801,255
                                                 ------------  ------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                            1,171,932       889,171
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                             41,022
     Exercise of employee stock options               57,775        20,125
     Net repayments under
        revolving loan agreements                 (2,500,000)   (1,500,000)
     Repayment of long-term debt                    (179,457)     (158,446)
     Proceeds of long term debt                      931,549
                                                 ------------  ------------
NET CASH USED IN
  FINANCING ACTIVITIES                           $(1,690,133)  $(1,597,299)
                                                 ------------  ------------


The notes to financial statements are made a part hereof

                         MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                         ---------------------------------------
                                     (CONTINUED)



CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                        $  (182,775)   $  (138,563)
     Payments for intangible assets                 (457,910)      (128,791)
                                                 ------------  ------------
NET CASH USED IN
        INVESTING ACTIVITIES                        (640,685)      (267,354)
                                                 ------------  ------------

NET DECREASE IN CASH                              (1,158,886)      (975,482)

CASH-beginning of period                           1,513,750      2,817,285
                                                 ------------  ------------
CASH-end of period                               $   354,864    $ 1,841,803
                                                 ============  ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid  for:
      Interest                                   $   149,851    $   349,831
                                                 ============  ============
      Income taxes                               $    28,811    $     1,500
                                                 ============  ============


BUSINESS ACQUIRED FOR ISSUANCE OF STOCK
   which is not reflected in the above
   statement                                                    $ 3,228,004
                                                               ============


The notes to financial statements are made part hereof.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           NOTES TO FORM 10-Q
                            FEBRUARY 28, 1997
                               (UNAUDITED)
                 _______________________________________


NOTE A

The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at November 30, 1996, includedin its annual report on Form 10-K. Such statements should be read inconjunction with the data herein.

NOTE B

The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE C - SUBSEQUENT EVENT

On March 7, 1997, the Company entered into an agreement and plan of merger whereby HSI Acquisition Corp., a wholly-owned subsidiary of Henry Schein, Inc.("Schein"), will merge into the Company. The Company will be the surviving corporation as a subsidiary of Schein. Schein is a marketer of healthcare products and services to office-based healthcare practitioners including dental practices and laboratories, physician practices and veterinary clinics in the North American and European markets. As a result of the transaction, outstanding shares of the Company's common stock will be exchanged at a rate of .62 shares of Schein's common stock for each outstanding share of the Company. Existing options and warrants will be exchanged for Schein's options and warrants at the same rate. It is intended that the merger shall qualify as a tax free reorganization for income tax purposes and accounted for as a pooling of interests for financial reporting purposes.

The completion of the transaction is subject to approval by the Company's shareholders and to termination of any waiting period under the Hart-Scott-Rodino Act, and further, all dissenting shares shall not constitute more than 9% of the Company's outstanding common stock immediately prior to the effective date of the merger.

For additional information on this plan of merger reference is made to the Company's Form 10K for its year ended November 30, 1996.

NOTE D - EARNINGS PER SHARE

Earnings per common and common equivalent share are based on the weighted average number of common shares and common equivalent shares outstanding during the period. The modified treasury stock method was utilized to calculate the dilutive effect of the options and warrants upon the earnings per share data.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                            FEBRUARY 28, 1997
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
            __________________________________________________

RESULTS OF OPERATIONS
_____________________

For the three months ended February 28, 1997 net sales increased 27.2% from the prior year. The increase in net sales resulted from the Company's increased volume to hospitals, the acquisition of Stone Medical Supply Corp. and our continuing effort to gain market penetration and sales volume from our existing customer base and the addition of new customers. For the three months ended February 28, 1997, the introduction of new products, changing prices and inflation had no material impact on the Company's operations.

OPERATING EXPENSES
__________________

Gross Profit expressed as a percent of net sales decreased from 21.1% to 19.3% for the three month period ended February 28, 1997 due to increased sales to hospitals and changes in the product mix. Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales decreased 1.5% for the three months ended February 28, 1997 when compared to the prior period.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)
_____________________________________________________

Interest expense net of interest income expressed as a percent of net sales decreased .8% for the three months ended February 28, 1997 when compared to the prior period as a result of using the proceeds from the conversion of outstanding warrants to decrease long-term debt and decreases in the interest rates charged by financial institutions.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                            FEBRUARY 28, 1997
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
            __________________________________________________




LIQUIDITY AND CAPITAL RESOURCES
_______________________________

During the three months ended February 28, 1997, the Company continued to meet its cash needs via cash flow from operations and borrowings. During the three months ended February 28, 1997 and 1996, the Company had an average of approximately $20,000,000 and $12,300,000, respectively, of unused credit lines available each month over its normal operating requirements.

For the three months ended February 28, 1997, the Company provided cash from operating activities. The increase in accounts payable and a decrease in accounts receivable over and above an increase in inventory contributed to the Company's cash. For the three months ended February 29, 1996, the Company provided cash from operating activities. The increase in accounts payable and a decrease in inventory over and above an increase in accounts receivable contributed to the Company's cash. During the three months ended February 28, 1997 and February 29, 1996, the Company's financing activities used cash principally as a result of repayments of the bank loan under its long-term credit agreement. During the three months ended February 28, 1997 and February 29, 1996, the Company used cash in investing activities to make capital expenditures and payments for intangible assets.

Management believes that its working capital of approximately $26,400,000 at February 28, 1997 provides sufficient liquidity for its short and long term requirements and that the Company's long term liquidity is not materially effected by any restrictive covenants contained in the Company's Revolving Credit Agreement. Further, Management believes that the Company should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides the Company with the resources it reasonably expects to meet its cash commitments.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           NOTES TO FORM 10-Q
                            FEBRUARY 28, 1997
                               (UNAUDITED)
                 _______________________________________



Item 6 - Exhibits and Reports on Form 8-K
         _________________________________

         a. Exhibit 11 - Earnings per share

            Exhibit 27 - Financial Data Schedule

         b. No report on Form 8-K was required to be filed by Registrant during the quarter ended February 28, 1997.

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     MICRO BIO-MEDICS, INC.
                     ______________________
                     Registrant





     Date:  April 8, 1997                       /s/ Bruce J. Haber
            __________________                  __________________________
                                                Bruce J. Haber President
                                                and Chief Executive
                                                Officer





     Date:  April 8, 1997                       /s/ Stuart F. Fleischer
            __________________                  __________________________
                                                Stuart F. Fleischer
                                                Vice-President - Finance
                                                and Chief Financial
                                                Officer