Form 10-K405/A
period 1996-11-30
MICRO BIO MEDICS INC
filed 1997-06-25
CIK 318251

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
--------------------------------

                                MICRO BIO-MEDICS, INC.
                  --------------------------------------------------
                (Exact name of Registrant as specified in its charter)

          New York                                                 13-2692560
-----------------------------                               --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                               (Identification No.)

846 Pelham Parkway
Pelham Manor, New York                                                    10803
----------------------------------------                                --------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number,
including area code:                                              (914) 738-8400
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:

                                         None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.03 par value
-------------------------------------------------------------------------------
                                  (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes / x /   No /   /.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K / X /.

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

    For fiscal 1996, MBM had increased sales and profitability which generated cash from operating activities. An increase in accounts payable of $5,785,344 and $710,872 in accrued expenses over and above an increase in accounts receivable of $4,381,287, $1,198,068 in inventory and $159,254 in prepaid expenses contributed to MBM's generation of cash. During fiscal 1996, MBM's financing activities used cash as a result of net repayments of $7,000,000 of the bank loan under its long-term credit agreement and $603,532 to repay other long-term debt. Cash was provided from the exercise of warrants that were due to expire on June 18, 1996 of $3,586,059 and an additional $371,122 was provided from the proceeds of the exercising of employee stock options. For fiscal 1996, MBM used cash in investing activities to make capital expenditures of $664,433 and payments of intangible assets of $1,058,485.

    For fiscal 1995, MBM had profits which generated cash from operating activities. A decrease in inventory of $3,130,709 and accounts receivable of $1,098,227 over and above a decrease in accounts payable of $3,462,612 and a net increase in prepaid expenses and prepaid income taxes of $358,452 contributed to MBM's generation of cash. During fiscal 1995, MBM's financing activities used cash as a result of net repayments of $150,000 of the bank l oan under its long-term credit agreement and $419,952 of other long-term debt. Cash was provided from the exercise of warrants of $300,601 and an additional $197,606 was provided from the exercise of employee stock options. For fiscal 1995, MBM used cash in investing activities of $931,466 for certain net assets of businesses acquired, $788,330 for capital expenditures and $1,488,654 for payments of intangible assets.

    For fiscal 1994, MBM had increased sales and profitability which generated cash flow from operating activities. An increase in accounts payable of $8,441,961 over and above increases in inventory of $2,508,516, accounts receivable of $1,055,450 and prepaid expenses of $265,042 contributed to MBM's generation of cash. During fiscal 1994, MBM's financing activities used cash as a result of net repayments of $3,224,695 of the bank loan under its long-term credit agreement and $380,085 of other long-term debt. Cash was provided from the exercise of warrants of $126,409 and an additional $125,503 was provided
from the exercise of employee stock options.   For fiscal 1994, MBM used cash in
investing activities of $2,718,009 for certain net assets of businesses acquired, $713,484 for capital expenditures and $1,027,851 for payments of intangible assets. Cash of $1,000,000 was provided by the receipt of a note receivable. During 1994, MBM acquired the business and certain assets of Clark through an increase in MBM's line-of-credit and the use of same.

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

     INTEREST RATE SWAP AGREEMENTS

     The Company recognizes the differential to be paid or received as an adjustment to interest expense in the statement of income. Gains or losses will be recognized when the interest rate swap agreement terminates, matures or is sold.

     REVENUE RECOGNITION

     The Company recognizes revenues when its products are shipped or services rendered.

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

    10(e)(e) Termination of MBM Employment Agreement between Bruce J. Haber and Henry Schein, Inc.**

    10(f)(f) Form of Restricted Stock Agreement between Bruce J. Haber and Henry Schein, Inc.**

    10(g)(g) Agreement between the Registrant and Bangert, Dawes, Reade, Davis & Thom Incorporated**

    11 Statements re: computation of per share earnings (included in Notes to Consolidated Financial Statements and Schedules thereto)

    21 Subsidiaries of Registrant (Caligor Physicians & Hospital Supply Corp., a wholly-owned New York corporation does business under the name "Caligor Pharmacy")

    23        Consent of Accountants ***

    27        Financial Data Schedule **

------------------------

    * Incorporated by reference to Exhibits 10(N) through 10(X) and Exhibit 21 filed as Exhibits to the Registrant's Form S-4 Registration Statement, File No. 33-64399.

    ** Previously filed with the original filing of the Registrant's Form 10-K for the fiscal year ended November 30, 1996.

    ***  Filed herewith

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


                                  MICRO BIO-MEDICS, INC.


                                  By: /s/ Bruce J. Haber
                                     ----------------------------------
                                         Bruce J. Haber, President


Dated:   Pelham Manor, N.Y.
         June 25, 1997