Form 10-Q
period 1997-05-31
MICRO BIO MEDICS INC
filed 1997-07-14
CIK 318251

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10Q

(X)           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended May 31, 1997

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

                          Yes  X     No
                              ____      ____

The number of shares of Registrant's Common Stock, par value $.03 per share outstanding as of July 3, 1997 was 5,209,801

                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                      QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTER ENDED MAY 31, 1997

                                  INDEX



                                                                   Page
                                                                  Number



Part I Financial Information

   Item 1. Financial Information
           Consolidated Statements of Operations -
           Six Months and Three Months Ended May 31, 1997
           (Unaudited) and 1996 (Unaudited)                          3

           Consolidated Balance Sheets -
           May 31, 1997 (Unaudited) and November 30, 1996           4-5

           Consolidated Statements of Cash Flows
           Six Months Ended May 31, 1997 (Unaudited)
           and 1996 (Unaudited)                                     6-7

           Notes to Consolidated Financial Statements (Unaudited)    8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-10


Part II                                                              11

Signature Page                                                       12

                          MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                      Six Months Ended May 31,     Three Months Ended May 31,
                                      ------------------------     ---------------------------
                                         1997           1996            1997         1996
                                        -------        -------         -------      -------

NET SALES                              $77,825,788    $66,228,124     $39,821,160  $36,340,703
COST OF GOODS SOLD                      62,462,862     52,386,882      31,792,012   28,794,973
                                       --------------------------     ------------------------
GROSS PROFIT                            15,362,926     13,841,242       8,029,148    7,545,730
                                       --------------------------     ------------------------

OPERATING EXPENSES
  Selling, shipping and  warehouse       9,162,736      8,229,921       4,661,284    4,406,628
  General and administrative             4,682,507      4,301,030       2,326,757    2,294,530
  Interest and financing costs
    (net of interst income of $83,180
    in 1997, $ 42,157 in 1996)             348,296        553,100         248,557      238,997
                                       --------------------------       ----------------------
   Total operating expenses             14,193,539     13,084,051       7,236,598    6,940,155
                                       --------------------------       ----------------------
INCOME BEFORE INCOME TAXES               1,169,387        757,191         792,550      605,575

PROVISION FOR INCOME TAXES                 491,100        303,000         332,800      239,300
                                       --------------------------       ----------------------
NET INCOME                                $678,287       $454,191        $459,750     $366,275
                                       ==========================       ======================

EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE                      $0.11          $0.09           $0.07        $0.07
                                       ==========================       ======================


NUMBER OF SHARES USED IN
COMPUTING EARNINGS PER COMMON
AND COMMON EQUIVALENT SHARE              6,159,273      5,565,792       6,169,202    5,632,540
                                       ==========================       ======================

DIVIDENDS PER COMMON SHARE                 None          None             None        None
                                       ==========================       ======================



The notes to financial statements are made a part hereof.

                                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                         ASSETS


                                               May 31, 1997      November 30,
                                                (UNAUDITED)         1966
                                               ------------      ------------


CURRENT ASSETS
   Cash                                           $337,505        $1,513,750
   Accounts receivable, less allowance for
   doubtful accounts, of $688,744 in May
   1997 and $686,179 in November 1996           31,978,406        31,280,932
   Inventory                                    15,332,189        13,488,244
   Deferred income taxes                           781,500           781,500
   Prepaid expenses and other current assets       420,524           875,451
   Prepaid income taxes                                              329,918
                                                ----------        ----------
        Total current assets                    48,850,124        48,269,795



PROPERTY, PLANT AND EQUIPMENT - at cost
  net of accumulated depreciation and
  amortization of $3,985,700 at May 97
  and $3,433,070 at November 1996                3,695,080        3,758,348


INTANGIBLE ASSETS - net of accumulated
  amortization of $ 1,370,659 at May 1997
  and $3,433,070 at November 1996                8,753,158        8,254,087

OTHER ASSETS                                       161,586          161,586
                                               -----------       ----------
                                               $61,459,948      $60,443,816
                                               ===========      ===========






The notes to financial statements are made a part hereof.








                                        - 4 -






                              MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                               LIABILITIES AND STOCKHOLDERS' EQUITY




                                                May 31, 1997      November 30,
                                                  (UNAUDITED)        1996
                                                -------------     ------------

CURRENT LIABILITIES:
   Current maturities of
      long term debt                                $407,755         $432,755
   Accounts payable                               17,573,713       17,182,644
   Income taxes payable                               91,690
   Accrued expenses and
     sundry liabilities                            2,183,534        2,542,174
                                                 -----------      -----------
        Total current liabilities                 20,256,692       20,157,573


LONG-TERM DEBT, net of
    current maturities                             8,754,966        8,714,567


DEFERRED INCOME TAXES                                179,911          179,911
                                                 -----------      -----------
        Total Liabilities                         29,191,569       29,052,051
                                                 -----------      -----------

STOCKHOLDERS' EQUITY
   Preferred stock $ 1.00 par value
     Authorized-1,000,000 shares
     no shares issued                                 -                 -
   Common stock $.03 par value
   Authorized - 20,000,000 shares
   Issued     - 5,113,149 in May 1997
              - 5,062,115 in November 1996           153,394          151,863
Capital in excess of par value                    21,151,332       20,954,536
Retained earnings                                 10,964,817       10,286,530
Less: Cost of 1,167 shares of common
        stock in treasury                             (1,164)          (1,164)
                                                  -----------     -----------
    Total stockholders' equity                     32,268,379      31,391,765
                                                  -----------     -----------
                                                  $61,459,948     $60,443,816
                                                  ===========     ===========






The notes to financial statements are made a part hereof.






                                       - 5 -







                                  MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                  Six Months Ended May 31,
                                                  ------------------------
                                                     1997          1996
                                                  ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $678,287      $454,191
                                                  ----------   -----------

Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Expenses not requiring the use of cash:
     Depreciation and amortization                   768,029       547,208
     Provision for losses on
       accounts receivable                             2,565        60,012
   Changes in assets and liabilities,
     Accounts receivable                            (700,039)     (775,882)
     Inventory                                    (1,843,945)   (1,425,617)
     Prepaid expenses and other current
       assets                                        454,927         2,788
     Other assets                                                 (353,517)
     Prepaid income taxes                            329,918       301,531
     Accounts payable                                391,069     4,074,209
     Income taxes payable                             91,690
     Accrued expenses and sundry
       liabilities                                  (358,640)     (176,181)
                                                 ------------   -----------
                                                    (864,426)     2,254,551
                                                 ------------   -----------
NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                             (186,139)     2,708,742
                                                 ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                              60,192
     Exercise of employee stock options              198,327        151,525
     Net repayments under revolving
        loan agreements                             (500,000)    (3,500,000)
     Repayment of long-term debt                    (416,150)      (244,386)
     Proceeds of long term debt                      931,549
                                                 ------------   ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              $213,726    $(3,532,669)
                                                 ------------   ------------





The notes to financial statements are made a part hereof











                                  MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (CONTINUED)



CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                          $(494,510)    $(127,662)
     Payments for intangible assets                 (709,322)     (573,971)
                                                 ------------   -----------
NET CASH USED IN INVESTING ACTIVITIES             (1,203,832)     (701,633)
                                                 ------------   -----------
NET DECREASE IN CASH                              (1,176,245)   (1,525,560)

CASH-beginning of period                           1,513,750     2,817,285
                                                 ------------   -----------
CASH-end of period                                  $337,505    $1,291,725
                                                 ============   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid  for:
      Interest                                      $431,476      $595,257
                                                 ============   ==========

      Income taxes                                   $69,491       $65,524
                                                 ============   ==========



BUSINESS ACQUIRED FOR ISSUANCE OF STOCK
   which is not reflected in the above
   statement                                                    $3,228,004
                                                                ==========









The notes to financial statements are made part hereof.







                               - 7 -




                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                           NOTES TO FORM 10-Q
                            MAY 31, 1997
                             (UNAUDITED)
                 _______________________________________

NOTE A

The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the consolidated financial statements of the Company at November 30, 1996, included in its annual report on Form 10-K. Such statements should be read in conjunction with the data herein.

NOTE B

The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE C - PROPOSED MERGER WITH HENRY SCHEIN, INC.

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

The completion of the transaction is subject to approval by the Company's shareholders and further, all dissenting shares shall not constitute more than 9% of the Company's outstanding common stock immediately prior to the effective date of the merger.

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



                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                              MAY 31, 1997
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
            __________________________________________________

RESULTS OF OPERATIONS
_____________________

For the six months ended May 31, 1997, net sales increased 17.5% as compared with the prior year. For the three months ended May 31, 1997, net sales increased 9.6% as compared with the prior year. The increase in net sales resulted from the Company's increased volume to hospitals, the acquisition of Stone Medical Supply Corporation and our continuing effort to increase market penetration and sales volume to our existing customer base and the addition of new customers. For the six months and three months ended May
31, 1997 and 1996, the introduction of new products, changing prices and inflation had no material impact on the Company's operations.

GROSS PROFIT/OPERATING EXPENSES
_______________________________

Gross Profit expressed as a percent of net sales decreased from 20.9% to 19.7%
for the six month period ended May 31, 1997 and decreased from 20.8% to 20.2% for the three month period ended May 31, 1997 when compared to the prior period due to increased sales to hospitals and changes in the product mix.
Selling, shipping and warehouse and general and administrative expenses expressed as a percent of net sales decreased 1.1% for the six months ended
May 31, 1997 and decreased .9% for the three months ended May 31, 1997 when compared to the prior period.

INTEREST AND FINANCING COSTS (NET OF INTEREST INCOME)
_____________________________________________________

Interest expense net of interest income expressed as a percent of net sales decreased .4% for the six month period ended May 31, 1997 and decreased by less than .1% for the three month period ended May 31, 1997 when compared to the prior period as a result of using the proceeds from last year's conversion of outstanding warrants to decrease long-term debt and an increase in interest income.


















                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES
                              MAY 31, 1997
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
            __________________________________________________



LIQUIDITY AND CAPITAL RESOURCES
_______________________________

During the six months ended May 31, 1997 and 1996, the Company continued to meet its cash needs via cash flow from operations and borrowings.
During the first six months of fiscal 1997 and fiscal 1996, the Company had an average of approximately $19,500,000 and $12,700,000, respectively, of unused credit lines available each month over its normal operating requirements.

For the six months ended May 31, 1997, the Company used cash from operating activities. The increase in inventory and accounts receivable and a decrease in accrued expenses over and above an increase in accounts payable and a decrease in prepaid expenses contributed to the Company's use of cash. For the six months ended May 31, 1996, the Company generated cash from operating activities. The increase in accounts payable over and above the increase in accounts receivable and inventory contributed to the Company's generation of cash. During the six months ended May 31, 1997, the Company provided cash from its financing activities as a result of the proceeds from the exercising of employee stock options and the proceeds from a capitalized lease agreement over and above net repayments of the bank loan under its long-term credit agreement and other long-term debt. For the six months ended May 31, 1996, the Company's financing activities used cash as a result of net repayments of the bank loan under its long-term credit agreement and repayments of other long-term debt. During the six months ended May 31, 1997 and 1996, the Company's investing activities used cash to make capital expenditures and payments for intangible assets.

Management believes that its working capital of approximately $28,600,000 at May 31, 1997 provides sufficient liquidity for its short and long-term requirements and that the Company's long-term liquidity is not materially affected by any restrictive covenants contained in the Company's
Revolving Credit Agreement. Further, Management believes that the Company should not experience a problem in connection with the maintenance of such covenants and that its $25,000,000 line of credit provides the Company with the resources it reasonably expects to require to meet its cash commitments through fiscal 1997.











                 MICRO BIO-MEDICS, INC AND SUBSIDIARIES
                          NOTES TO FORM 10-Q
                              MAY 31, 1997
                               (UNAUDITED)
                 _______________________________________


Item 6 - Exhibits and Reports on Form 8-K

         a. Exhibit 11 - Earnings per share

            Exhibit 27 - Financial Data Schedule

         b. No report on Form 8-K was required to be filed by Registrant during the three months ended May 31, 1997.





                                   - 11 -




                 MICRO BIO-MEDICS, INC. AND SUBSIDIARIES

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     MICRO BIO-MEDICS, INC.

                     Registrant





     Date:  July 8, 1997                         /s/ Bruce J. Haber
            __________________                   _________________________
                                                 Bruce J. Haber President
                                                 and Chief Executive
                                                 Officer





     Date:  July 8, 1997                         /s/ Stuart F. Fleischer
            __________________                   ________________________
                                                 Stuart F. Fleischer
                                                 Vice-President - Finance
                                                 and Chief Financial
                                                 Officer










                                 - 12 -






